Form 10-Q
period 1995-03-31
PXRE CORP
filed 1995-05-12
CIK 799721

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------


                                   FORM 10-Q

[  X  ]   QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15 (d) OF THE  SECURITIES
          EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 1995

                                       OR

[     ]   TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          For the transition period from _________________  to  ________________


                         Commission File Number 0-15428


                                PXRE CORPORATION
                       (Formerly Phoenix Re Corporation)
             (Exact name of registrant as specified in its charter)


               DELAWARE                                  06-1183996
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

          399 Thornall Street
           Edison, New Jersey                             08837
(Address of principal executive offices)               (Zip Code)

                                 (908) 906-8100
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     As of May 9, 1995, 8,703,180 shares of common stock, $.01 par value per share, of the Registrant were outstanding.

                                PXRE CORPORATION

                                     INDEX


PART I.  FINANCIAL INFORMATION

     Consolidated Balance Sheets at March 31, 1995
         and December 31, 1994 ............................................    3


     Consolidated Statements of Income for the three months
         ended March 31, 1995 and 1994 ....................................    4


     Consolidated Statements of Stockholders' Equity for the
         three months ended March 31, 1995
         and 1994 .........................................................    5


     Consolidated Statements of Cash Flow for the three months
         ended March 31, 1995 and 1994 ....................................    6


     Notes to Consolidated Interim Financial Statements ...................    7


     Management's Discussion and Analysis of Financial Condition
         and Results of Operations ........................................    9



PART II.  OTHER INFORMATION ...............................................   20


PXRE            Consolidated Balance Sheets
Corporation
                (unaudited at March 31, 1995)

                                                                                          March 31,         December 31,
                                                                                            1995                1994
                                                                                          --------          -----------
Assets          Investments:
                  Fixed maturities, available for sale, at market (amortized
                     cost $193,451,000 and $212,465,000, respectively)                  $189,900,684        $204,587,171
                  Short-term investments                                                  53,339,617          26,812,546
                                                                                        ------------        ------------
                    Total investments                                                    243,240,301         231,399,717
                Cash                                                                       2,421,935             389,249
                Accrued investment income                                                  3,475,593           3,164,703
                Receivables:
                  Unreported premiums                                                     20,463,728          22,718,835
                  Balances due from intermediaries and brokers                            14,100,404           2,864,930
                  Other receivables                                                        5,553,717           5,499,648
                Receivable from affiliates                                                    30,000              73,423
                Income tax recoverable                                                             0           1,601,844
                Reinsurance recoverable: Affiliates                                        7,382,225           5,348,637
                                         Non-affiliates                                   33,163,278          40,055,458
                Ceded unearned premiums                                                   10,901,761           4,702,678
                Deferred acquisition costs                                                 2,343,742             863,138
                Deferred income tax benefit                                                  123,269           1,358,229
                Investment in equity of Transnational Re Corporation                      30,478,377          28,883,788
                Other assets                                                               8,495,071           4,870,139
                                                                                        ------------        ------------
                    Total assets                                                        $382,173,401        $353,794,416
                                                                                        ============        ============

Liabilities     Losses and loss expenses                                                $ 79,271,176        $ 81,835,558
                Unearned premiums                                                         30,906,558          12,263,128
                Reinsurance balances payable: Affiliates                                  10,515,565           4,966,732
                                              Non-affiliates                               7,990,363           9,398,128
                Notes payable                                                             69,700,000          69,700,000
                Income tax payable                                                         2,341,305                   0
                Other liabilities                                                          3,996,957           8,859,928
                                                                                        ------------        ------------
                    Total liabilities                                                    204,721,924         187,023,474
                                                                                        ------------        ------------

Stockholders'   Serial preferred  stock,  $,01 par value --
Equity            500,000 shares authorized; 8,652 and 10,009 Series A 8%
                  cumulative convertible shares issued and outstanding
                  (convertible into 1,760,012 and 2,036,005 common shares:
                  aggregate liquidation value $21,630,550 and $25,022,500)                        86                 100
                Common stock, $,01 par value --
                  20,000,000 shares authorized; 7,200,200 and 6,921,609 shares                72,002              69,216
                  issued
                Additional paid-in capital                                               116,929,101         116,888,369
                Net unrealized depreciation on investments, net of deferred
                  income tax benefit of $1,243,000 and $2,757,000                         (2,700,973)         (5,976,354)
                Retained earnings                                                         65,265,720          57,933,848
                Treasury stock at cost (258,370 shares)                                   (1,860,687)         (1,860,687)
                Restricted stock at cost (14,385 shares)                                    (253,772)           (283,550)
                                                                                        ------------        ------------
                  Total stockholders' equity                                             177,451,477         166,770,942
                                                                                        ------------        ------------
                    Total liabilities and stockholders' equity                          $382,173,401        $353,794,416
                                                                                        ============        ============

        The accompanying notes are an integral part of these statements.

PXRE            Consolidated Statements of Income
Corporation
                (unaudited)

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                               1995               1994
                                                                               ----               ----

Revenues        Net premiums earned                                        $23,556,101       $30,227,314
                Net investment income                                        3,427,447         2,672,785
                Net realized investment losses                                       0          (674,521)
                Management fees: Affiliate                                     822,944           721,786
                                 Non-affiliate                               1,198,196         1,329,056
                                                                           -----------       -----------
                                                                           $29,004,688       $34,276,420
                                                                           -----------       -----------

Losses and      Losses and loss expenses incurred                           10,750,624        21,712,240
 expenses       Commissions and brokerage                                    2,903,343         4,360,317
                Other operating expenses                                     1,869,649         1,738,828
                Interest expense                                             1,752,711         1,906,876
                                                                           -----------       -----------
                                                                            17,276,327        29,718,261
                                                                           -----------       -----------

                Income before income taxes and equity in net earnings
                  of Transnational Re Corporation                           11,728,361         4,558,159
                Equity in net earnings of Transnational Re Corporation       1,259,231           485,087
                Income tax provision                                         4,114,000         1,488,000
                                                                           -----------       -----------
                Net income                                                 $ 8,873,592       $ 3,555,246
                                                                           ===========       ===========
                Preferred stock dividend                                       500,450           501,200
                                                                           ===========       ===========
                Operating income available to common stockholders          $ 8,373,142       $ 3,054,046
                                                                           ===========       ===========


Per share       Primary:
                     Net income                                            $      1.19       $      0.45
                                                                           ===========       ===========
                     Average shares outstanding                              7,050,633         6,724,711
                                                                           ===========       ===========


                Fully diluted:
                     Net income                                            $      1.00       $      0.41
                                                                           ===========       ===========
                     Average shares outstanding                              8,851,874         8,769,929
                                                                           ===========       ===========

        The accompanying notes are an integral part of these statements.



PXRE     Consolidated Statements of Stockholders' Equity
Corporation
         (unaudited)


                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                      1995                1994
                                                                                      ----                ----

Common stock:       Balance at beginning of period                                $     69,216        $     67,849
                    Issuance of shares                                                   2,786                 131
                                                                                  ------------        ------------
                      Balance at end of period                                    $     72,002        $     67,980
                                                                                  ============        ============


Preferred stock:    Balance at beginning of period                                $        100        $        100
                    Conversion of shares                                                   (14)                  0
                                                                                  ------------        ------------
                      Balance at end of period                                    $         86        $        100
                                                                                  ============        ============


Additional          Balance at beginning of period                                $116,888,369        $114,336,608
paid-in capital:    Issuance of common shares                                           34,340             162,551
                    Conversion of preferred shares                                      (2,746)                  0
                    Other                                                                9,138              45,161
                                                                                  ------------        ------------
                      Balance at end of period                                    $116,929,101        $114,544,320
                                                                                  ============        ============

Unrealized          Balance at beginning of period                                $ (5,976,354)       $  2,667,621
appreciation        Change in market value for the period                            2,812,907          (3,882,312)
(depreciation)      Equity in net change in Transnational Re
on investments:       appreciation (depreciation)                                      462,474            (336,676)
                                                                                  ------------        ------------
                      Balance at end of period                                    $ (2,700,973        $ (1,551,367)
                                                                                  ============        ============

Retained earnings:  Balance at beginning of period                                $ 57,933,848        $ 27,584,795
                    Net income                                                       8,873,592           3,555,246
                    Dividends paid to common stockholders                          (1,041,270)            (489,095)
                    Dividends paid to preferred stockholders                         (500,450)            (501,200)
                                                                                  ------------        ------------
                      Balance at end of period                                    $65,265,720          $30,149,746
                                                                                  ============        ============

Restricted stock:   Balance at beginning of period                                $   (283,550)       $          0
                    Amortization of restricted stock                                    29,778                   0
                                                                                  ------------        ------------
                      Balance at end of period                                    $   (253,772)       $          0
                                                                                  ============        ============

Treasury stock:     Balance at beginning of period                                $ (1,860,687)       $ (1,966,743)
                    Purchase of treasury stock                                               0                   0
                                                                                  ------------        ------------
                      Balance at end of period                                    $ (1,860,687)       $ (1,966,743)
                                                                                  ============        =============

Total               Balance at beginning of period                                $166,770,942        $142,690,230
stockholders'       Issuance of common shares                                           37,126             162,682
equity:             Conversion of preferred stock                                       (2,760)                  0
                    Unrealized appreciation on investments net of deferred
                      income tax benefit                                             3,275,381          (4,218,988)
                    Net income                                                       8,873,592           3,555,246
                    Dividends                                                       (1,541,720)           (990,295)
                    Amortization of restricted stock                                    29,778                   0
                    Other                                                                9,138              45,161
                                                                                  ------------        ------------
                      Balance at end of period                                    $177,451,477        $141,244,036
                                                                                  ============        ============

        The accompanying notes are an integral part of these statements.

PXRE              Consolidated Statements of Cash Flow
Corporation
                  (unaudited)

                                                                        Three Months Ended
                                                                              March 31,
                                                                         1995           1994
                                                                         ----           ----
Cash flow         Net income                                       $  8,873,592      $  3,555,246
from operating    Adjustments to reconcile net income to net cash
activities          provided by operating activities
                       Losses and loss expenses                      (2,564,382)       15,670,600
                       Unearned premiums                             12,444,347        12,273,697
                       Deferred acquisition costs                    (1,480,604)         (550,184)
                       Receivables                                   (8,991,013)      (12,604,141)
                       Reinsurance balances payable                   4,141,068         7,879,503
                       Reinsurance recoverable                        4,858,592        (7,797,795)
                  Current income tax                                  3,200,656         2,180,665
                  Equity in net earnings of affiliate                (1,132,115)         (485,087)
                  Other                                              (5,724,688)       (2,636,758)
                                                                   ------------      ------------
                       Net cash provided by operating activities     13,625,453        17,485,746
                                                                   ------------      ------------

Cash flow         Cost of fixed maturity investments                 (4,842,297)      (17,615,913)
from investing    Fixed maturity investments matured/disposed        23,783,944        24,169,897
activities        Payable for securities                                      0       (28,493,966)
                  Investment in joint venture                        (2,500,000)                0
                  Net change in short-term investments              (26,527,071)        8,066,667
                                                                   ------------      ------------
                       Net cash provided (used) by investing
                         activities                                 (10,085,424)      (13,873,315)
                                                                   ------------      ------------



Cash flow         Proceeds from issuance of common stock                 34,377           207,843
from financing    Cash dividends paid to preferred stockholders        (500,450)         (501,200)
activities        Cash dividends paid to common stockholders         (1,041,270)         (489,095)
                                                                   ------------      ------------
                       Net cash (used) provided by financing
                       activities                                    (1,507,343)         (782,452)
                                                                   ------------      ------------
                  Net change in cash                                  2,032,686         2,829,979
                  Cash, beginning of period                             389,249         2,233,256
                                                                   ------------       -----------
                  Cash, end of period                              $  2,421,935      $  5,063,235
                                                                   ============      ============

        The accompanying notes are an integral part of these statements.

PXRE        Notes to Consolidated Interim Financial Statements (Unaudited)
Corporation

1. Basis of                    The  accompanying  interim  financial  statements
   Presentation            have  been  prepared  in  conformity  with  generally
                           accepted  accounting   principles   ("GAAP").   These
                           statements reflect the consolidated operations of PXRE Corporation and its subsidiary PXRE Reinsurance
                           Company  (collectively  referred  to  as  PXRE).

                               The interim consolidated financial statements are
                           unaudited; however, in the opinion of management, the foregoing financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim period. These interim statements should be read in conjunction with the 1994 audited consolidated financial statements and related notes. The preparation of interim financial statements relies significantly upon estimates. Use of such estimates, and the seasonal nature of a portion of the reinsurance business, necessitates caution in drawing specific conclusions from interim results.

2. Premiums                    Premiums  on  reinsurance  business  assumed  are
   Assumed                 recorded  as  earned  on a pro  rata  basis  over the
   and Ceded               contract period based on estimated  subject premiums.
                           Adjustments  based on actual and subject  premium are
                           recorded  once  ascertained.  The portion of premiums
                           written relating to unexpired coverages at the end of
                           the  period  is  recorded   as   unearned   premiums.
                           Reinsurance premiums ceded are recorded as incurred on a pro rata basis over the contract period.


3.  Losses and                 Liabilities  for  losses  and loss  expenses  are
    Loss Expense           established in amounts  estimated to settle  incurred
    Liabilities            losses. Losses and loss expense liabilities are based
                           on individual  case  estimates  provided for reported
                           losses for known events and estimates of incurred but
                           not   reported   losses.   Losses  and  loss  expense
                           liabilities  are  necessarily  based on estimates and
                           the   ultimate   liabilities   may  vary   from  such
                           estimates. Any adjustments to these estimates are reflected in income when known.

                               Reinsurance   recoverable   on  paid  losses  and
                           reinsurance recoverable on unpaid losses are reported as assets. Reinsurance recoverable on paid losses represent amounts recoverable from retrocessionaires at the end of the period for gross losses previously paid. Provisions are established for all reinsurance recoveries which are considered doubtful.

                               PXRE  has  provided   approximately   $4  million
                           (before reinstatement premiums) with respect to losses from the Kobe, Japan earthquake in the first quarter of 1995. Because of the significant delay in losses being reported to insurance carriers and reinsurers, such as PXRE, PXRE's loss estimate is necessarily based on broad assumptions and is subject to possible revision.

4.  Investments
                               Fixed   maturity   investments   are   considered
                           available for sale and are reported at fair value. Unrealized gains and losses as a result of temporary changes in market value over the period such investments are held are reflected net of income taxes in stockholders' equity. Unrealized losses which are not temporary are charged to operations. Short-term investments are carried at amortized cost which approximates market value. Realized gains or losses on disposition of investments are determined on the basis of specific identification. The amortization of premiums and accretion of discount for fixed maturity investments is computed utilizing the interest method. The effective yield under the interest method is adjusted for anticipated prepayments.


                               In  March  1995,   PXRE  and   Transnational   Re
                           Corporation ("TREX") entered into a joint venture arrangement to trade in catastrophe futures and options contracts on the Chicago Board of Trade. PXRE and TREX have each contributed $2.5 million to capitalize this venture. No significant trading activities have occurred in the first quarter of 1995.

PXRE        Notes to Consolidated Interim Financial Statements (Unaudited)
Corporation

5.  Management Fee             Management  fees are  recorded  as  earned  under
                           various arrangements whereby PXRE Reinsurance Company acts as underwriting manager for other insurers and reinsurers. These fees are initially based on premium volume, but are adjusted through contingent profit commissions related to underwriting results measured over a period of years.

6.  Deferred                   Acquisition  costs  consist  of  commissions  and
    Acquisition            brokerage   expenses   incurred  in  connection  with
    Costs                  contract  issuance,  net of acquisition  costs ceded.
                           These costs are deferred and amortized over the period in which the related premiums are earned.
                           Deferred acquisition costs are reviewed periodically to determine that they do not exceed recoverable amounts after allowing for anticipated investment income.

7. Preferred                   PXRE exercised its option to redeem PXRE's Series
   Stock                   A Preferred Stock (and the related Depositary Shares)
   Conversion              on May 1, 1995.  At  December  31,  1994,  there were
                           10,009 shares of Series A Preferred Stock  (1,000,900
                           Depositary  Shares)  outstanding.  At March 31, 1995,
                           there  were  8,652.22  shares of  Series A  Preferred
                           Stock (865,222 Depositary Shares) outstanding. During
                           the second  quarter of 1995,  all of the  outstanding
                           Series A Preferred  Stock were  converted into shares
                           of PXRE's  Common Stock  resulting in the issuance of
                           approximately   1,760,000  shares  of  PXRE's  Common
                           Stock.  Each Depositary  Share had a conversion price
                           of $12.29  per  Depositary  Share and was  valued for
                           conversion   purposes   at   $25.00,   resulting   in
                           approximately 2.0342 shares of Common Stock for each Depositary Share converted.

PXRE                           Management's Discussion and Analysis of Financial
Corporation                    Condition and Results of Operations

       General                 As a reinsurer  principally  of  property  risks,
                           PXRE's operating results in any given period depend to a large extent on the number and magnitude of natural and man-made catastrophes such as hurricanes, windstorms, floods, earthquakes, spells of severely cold weather, fires, and explosions. PXRE writes a significant amount of international business to achieve geographic diversification of its catastrophe exposures and to allow it to take advantage of
                           business   opportunities  abroad  which,  because  of
                           possible differences in timing of the reinsurance cycle in different regions, may at times offer more favorable terms than those available in the domestic reinsurance market.

                               PXRE  exercises   discipline  in  committing  and
                           withholding its underwriting capacity and altering its mix of business to concentrate its underwriting capacity at any given point in time on those types of business where management believes that above average underwriting results can be achieved. PXRE is currently pursuing a strategy of focusing on catastrophe related coverages in both the international and domestic markets. This strategy has been designed to capitalize on the substantial improvements in pricing and other terms of these coverages which evolved following the high levels of catastrophic loss activity, in terms of both frequency and severity of loss, experienced by the worldwide reinsurance industry since 1987. PXRE also has been reducing, upon renewal, its catastrophe retrocessional facilities (and associated premiums ceded) and bearing the increase in net exposures. In view of the increased underwritings of catastrophe related reinsurance and the larger net exposure being retained by PXRE as a consequence of its reduction in its catastrophe retrocessional facilities, the occurrence of one or more major catastrophes in any given period (such as Hurricanes Andrew and Iniki in 1992 and the Northridge earthquake in 1994) could have a material adverse impact on PXRE's results of operations and financial condition and result in substantial outflows of cash as losses are paid. Moreover, no assurances can be given that the pricing and other terms of catastrophe related coverages currently in effect will continue, particularly in view of heightened competition from new market entrants and other market participants. PXRE has, in recent years, increased its writing of marine and aviation business. In the fourth quarter of 1992 PXRE decided to reduce significantly its writing of traditional pro rata and risk excess reinsurance business due to management's unfavorable evaluation of the condition of such business.

                               PXRE generates  management fee income by managing
                           business for other insurers and reinsurers, either by accepting additional amounts of coverage on underwritten risks and retroceding such additional amounts to participants through various retrocessional arrangements or, in one case, by managing the underwriting and other day-to-day operations of a publicly-owned reinsurance group.

                               At March 31,  1995,  PXRE was a party to two such
                           retrocessional arrangements, one with a group of insurers and reinsurers referred to as the AMA, and one with Trenwick America Reinsurance Corporation ("Trenwick America Re"). Under these arrangements, both of which were renewed effective January 1, 1995, PXRE cedes some of its underwritten risks to the participants, subject to maximum aggregate liabilities per reinsurance program (approximately $600,000 in the case of the AMA and approximately $1,500,000 in the case of Trenwick America Re). PXRE receives a management fee or commission of 5% of premiums ceded and a percentage of any ultimate underwriting profits in connection with the reinsurance ceded. Such percentage of ultimate underwriting profits is in each case paid over a three-year period and is subject to adjustment based on cumulative experience. Future management fee income is dependent upon the amount of business ceded to the participants and the profitability of that business.

                               In  the  past,   PXRE  has  entered   into  other
                           retrocessional arrangements providing catastrophic protection. As discussed above, PXRE has reduced its own catastrophe retrocessional facilities (and associated premiums ceded) and is bearing the increase in net exposures. PXRE elected not to purchase any significant retrocessional coverage in 1994, and does not expect to purchase any significant retrocessional coverage in 1995.

                               Since November 8, 1993,  PXRE has been party to a
                           management agreement (the "Management Agreement") under which PXRE has responsibility for the day-to-day operations of TREX and its subsidiary Transnational Reinsurance Company ("Transnational"), including all the reinsurance operations of Transnational. TREX and Transnational do not have any operating properties, systems or paid employees. Pursuant to the Management Agreement, PXRE provides all the operating facilities, systems, equipment and management and clerical employees required to conduct the businesses of TREX and Transnational.

                               Under  the  terms  of the  Management  Agreement,
                           Transnational shares in certain specified business of PXRE that is classified as property retrocessional reinsurance business, marine and aviation retrocessional reinsurance or marine and aviation reinsurance and facultative excess of loss reinsurance. Transnational is also entitled to share similarly in other property reinsurance business, if any, which PXRE may, from time to time, propose that Transnational underwrite and which Transnational's Board of Directors may approve.

                               Transnational   pays   PXRE   an   annual   basic
                           management fee under the Management  Agreement  equal
                           to   5%  of   gross   premiums   written

                           (including reinstatement premiums less return premiums) of Transnational and its consolidated subsidiaries (if any) as reflected in Transnational's statutory quarterly and annual statements filed with state insurance authorities. In addition, PXRE is entitled to receive from TREX a contingent fee equal to 20% of "net income" (as defined) in excess of a 20% "return on equity" (as defined) of TREX for each year, or part thereof, that the Management Agreement remains effective (the first such year for such purpose having commenced on January 1, 1994). TREX and Transnational also pay all expenses directly attributable to them, including a proportionate share of PXRE's rental expenses with respect to office space based on gross premiums written for the management year.

                               The  Management  Agreement  has an  initial  term
                           ending December 31, 1998 and will automatically renew for successive three year terms unless either PXRE gives or TREX and Transnational give at least one year's advance written notice of non-renewal. The Management Agreement may be terminated by TREX and Transnational if Transnational's gross written premiums for a calendar year fall below specified levels.

 Comparison of
 First Quarter
 Results for
 1995 with 1994

                                                                   Three Months Ended Mar. 31,
                                                                  ----------------------------  Increase/
                                                                   1995                 1994   (Decrease)
                                                                   ----                 ----    ----------
                                                                        (in thousands)
                   Gross premiums written                         $56,195            $66,755      (16)%

                   Ceded premiums:
                     Managed business                               9,461             11,364      (17)%
                     TREX Management Agreement                      8,707              8,667
                     Catastrophe                                    2,210              4,204      (47)%
                     Other                                             14                 19      (26)%
                                                                       --                 --
                                                                   20,392             24,254      (16)%
                                                                   ------             ------

                   Net premiums written                           $35,803            $42,501      (16)%
                                                                  =======            =======

                               Net  premiums  written for the three months ended
                           March 31,  1995  decreased  16% to  $35,803,000  from
                           $42,501,000 for the corresponding period of 1994. Gross premiums written for the first quarter of 1995 decreased 16% to $56,195,000 from $66,755,000 for the comparable period of 1994. Net premiums earned for the first quarter of 1995 decreased 22% to $23,556,000 from $30,227,000 in the year-earlier period. Gross written, net written and net earned premiums for the first quarter of 1995 were all affected by lower reinstatement premiums resulting from a reduced level of loss activity in the period, a drop in pro-rata premium income caused by PXRE's virtual withdrawal from this line of business over the past year, and reduced income from aviation business caused by a change in the products offered as PXRE responded to the poor experience in this line of business in 1994. These factors accounted for 61% of the decrease in net written premiums and 93% of the change in net earned premiums for the quarter. The balance of the decrease resulted from moderating rate levels and a movement of some coverage to layers paying less premium but which PXRE believes have better risk/reward ratios because they are further removed from loss.

                                Premiums  ceded by PXRE to its managed  business
                           participants decreased 17% to $9,461,000 for the first quarter of 1995 compared with $11,364,000 for the corresponding period of 1994. The decrease in gross premiums written which were ceded to these programs was due principally to the decrease in the amount of premiums written by PXRE discussed above. During the first quarter of 1995, pursuant to the Management Agreement, PXRE also ceded $8,707,000 of premiums to Transnational in lieu of direct reinsurance writings by Transnational as compared with $8,667,000 in the same period of 1994. Management fee income from all sources for the first quarter of 1995 remained virtually unchanged at $2,021,000 compared with $2,051,000 for the corresponding period of 1994.

                               Ceded premiums for catastrophe  programs were 47%
                           lower for the first quarter of 1995 compared to the corresponding period of 1994, primarily because the lower level of ceded reinstatement premiums resulting from the reduced level of loss activity in the first quarter of 1995 and management's decision to commute certain reinsurance coverages subsequent to the first quarter of 1994.

                               The  underwriting   results  of  a  property  and
                           casualty insurer are discussed frequently by reference to its loss ratio, underwriting expense ratio and combined ratio. The loss ratio is the result of dividing losses and loss expenses incurred by net premiums earned. The underwriting expense ratio is the result of dividing underwriting expenses (reduced by management fees, if any) by net premiums written for purposes of statutory accounting practices ("SAP") and net premiums earned for purposes of GAAP. The combined ratio is the sum of the loss ratio and the underwriting expense ratio. A combined ratio under 100% indicates underwriting profits and a combined ratio exceeding 100% indicates underwriting losses. The combined ratio does not reflect the effect of investment income on operating results. The ratios discussed below have been calculated on a GAAP basis.

                                The loss  ratio was 45.6% for the first  quarter
                           of 1995 compared with 71.8 % for the comparable quarter in 1994. The loss ratio for the first quarter of 1995 reflected incurred catastrophe losses of $7,402,000 gross and $4,696,000 net for 1995 and prior accident years as compared with $31,113,000 gross and $17,621,000 net in the same period of 1994 for 1994 and prior accident years.

                               Significant losses, net of reinsurance, affecting
                           the first quarter of 1995 loss ratio are as follows:

                                                          Amount of Losses
                                                          ----------------
Loss Event                                             Gross              Net
- ----------                                             -----              ----
                                                            (in thousands)
Kobe Earthquake                                        $5,063             $4,000
Risk Losses                                            $4,200             $3,300

Significant events affecting the same period of 1994 included the following:

                                                          Amount of Losses
                                                          ----------------
Loss Event                                             Gross              Net
- ----------                                             -----              ---
                                                            (in thousands)
Northridge earthquake                                  $24,448           $13,508
Two aviation losses                                      4,362             3,026
Midwest floods                                           1,699             1,121


                               The   provision  for  losses  and  loss  expenses
                           includes the effect of foreign exchange movements on PXRE's liability for losses and loss expenses, resulting in a foreign currency exchange loss of $300,000 for the first quarter of 1995 compared to a loss of $234,000 for the first quarter of 1994.

                              During the first quarter of 1995 PXRE  experienced
                           a deficiency of $820,000 net for prior years' losses and loss expenses. The loss ratio for the comparable quarter in 1994 was unfavorably affected by increases to reserves of $971,000 net for prior years' losses and loss expenses.

                              The  underwriting  expense ratio was 11.7% for the
                           first quarter of 1995 compared with 13.4% for the comparable quarter of 1994. The decrease was substantially due to the increased amount of excess of loss business written which carries lower commission expenses. As a result of the above, the combined ratio was 57.3% for the first quarter of 1995, compared with 85.2% for the comparable period of 1994.

                                Other operating expenses increased to $1,870,000
                           for the first quarter of 1995 from $1,739,000 in the comparable period of 1994. Included in other operating expenses were foreign currency exchange gains of $653,000 for the first quarter of 1995 compared to gains of $135,000 for the corresponding period of 1994. Operating expenses in the first quarter of 1995 reflect $377,000 in incentive compensation cost compared to $95,000 for the comparable period in 1994.

                               Interest  expense  decreased to $1,753,000 in the
                           first quarter of 1995 compared to $1,907,000 in the same period of 1994 due to the repurchase of approximately $5,300,000 par value of PXRE's 9.75% Senior Notes at prices from 99.25 to 99.625 during the fourth quarter of 1994.

                                Net  investment  income for the first quarter of
                           1995 increased  28.2% to $3,427,000  from  $2,673,000
                           for the same period of 1994. The increase in net investment income was caused primarily by an increase in average investments for the first quarter of 1995 compared with the corresponding quarter in the previous year, and by an increase in PXRE's pre-tax investment yield to 5.6% for 1995 compared with 4.5% for 1994. During early 1994, management retained a substantial amount of the capital raised in August 1993 in short-term securities because of the low interest rate environment at that time. Such capital was gradually deployed primarily into intermediate and short-term Treasury securities yielding an average of 6.9% during the first three quarters of 1994. Net realized investment losses for the first quarter of 1995 were $0 compared with net realized losses of $675,000 for the comparable period in 1994, which resulted from prepayments on Government National Mortgage Association mortgaged-backed securities.

                                The net  effects  of foreign  currency  exchange
                           fluctuations were gains of $353,000 in the first quarter of 1995 and losses of $99,000 for the comparable quarter of 1994. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources".

                                Net income for the three  months ended March 31,
                           1995 includes $1,259,000 which represents PXRE's 21% equity share of TREX's net earnings.

                                For the reasons  discussed above, net income was
                           $8,874,000 for the first quarter of 1995 compared to net income of $3,555,000 for the comparable quarter of 1994. Primary net income per common share was $1.19 for the first quarter of 1995 (after provision for cumulative dividends of $500,450 on the Series A Preferred Stock) compared to net income per common share of $.45 for the comparable quarter of 1994 (after provision for cumulative dividends of $501,200 on the Series A Preferred Stock) based on average shares outstanding of 7,050,600 in the first quarter of 1995 and 6,724,700 in the comparable quarter of 1994. Fully diluted net income per common share was $1.00 for the first quarter of 1995 compared to net income per common share of $0.41 for the comparable quarter of 1994 based on average shares outstanding of 8,851,900 in the first quarter of 1995 and 8,769,900 in the comparable quarter of 1994.

Liquidity
and Capital
Resources

                               PXRE (parent  company)  relies  primarily on cash
                           dividends and net tax allocation payments from its subsidiary PXRE Reinsurance to pay its operating expenses and income taxes, to meet its debt service obligations and to pay dividends to PXRE stockholders. The payment of dividends by PXRE Reinsurance to PXRE is subject to limits imposed under the insurance laws and regulations of Connecticut, the state of incorporation and domicile of PXRE Reinsurance, as well as certain restrictions arising in connection with PXRE's Senior Notes discussed below. Connecticut insurance law provides that the maximum amount of dividends or other distributions that PXRE Reinsurance may declare or pay to PXRE within any twelve month period, without regulatory approval, is limited to the lesser of (a) earned surplus or (b) the greater of 10% of policyholder surplus at December 31 of the preceding year or 100% of net income for the twelve month period ending December 31 of the preceding year, all determined in accordance with SAP. Accordingly, the Connecticut insurance laws could limit the amount of dividends available for distribution by PXRE Reinsurance without prior regulatory approval, depending upon a variety of factors outside the control of PXRE, including the frequency and severity of catastrophe and other loss events and changes in the reinsurance market, in the insurance regulatory environment and in general economic conditions. As of December 31, 1994, PXRE Reinsurance had earned surplus of $44,579,000 and a policyholders' surplus of $211,988,000 and its net income for 1994 was $33,538,000. The maximum amount of dividends or distributions that PXRE Reinsurance may declare and pay in 1995, without regulatory approval, is therefore $33,538,000. During the first quarter of 1995, $6 million in dividends was approved and paid by PXRE Reinsurance to PXRE.

                               Other sources of funds  available to PXRE (parent
                           company) include investments retained by PXRE to provide support for debt service on its Senior Notes. Net tax allocation payments by PXRE Reinsurance are also expected to be a source of funds available to PXRE (parent company).

                               In the event the amount of  dividends  available,
                           together with other sources of funds, are not sufficient to permit PXRE (parent company) to meet its debt service and other obligations and to pay cash dividends, it would be necessary to obtain the approval of the Connecticut Insurance Commissioner prior to PXRE Reinsurance's payment of additional dividends. If such approval were not obtained, PXRE (parent company) would have to adopt one or more alternatives, such as refinancing or restructuring its indebtedness or seeking additional equity. There can be no assurance that any of these strategies could be effected on satisfactory terms, if at all. In the event that PXRE (parent company) were unable to generate sufficient cash flow and were otherwise unable to obtain funds necessary to meet required payments of principal and interest on its indebtedness, PXRE (parent company) could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all of the funds borrowed thereunder to be due and payable together with accrued and unpaid interest.

                               In August 1993, PXRE (parent company) completed a
                           public offering of $75 million principal amount of 9.75% Senior Notes due August 15, 2003. Interest is payable on the Senior Notes semi-annually. Interest expense for 1994 in respect of the Senior Notes amounted to approximately $7,249,000. Interest expense for 1995 will amount to approximately $6,796,000. On and after August 15,

                           1998, the Senior Notes may be redeemed at the option of PXRE, in whole or in part, at redemption prices (expressed as percentages of the principal amount), plus accrued and unpaid interest to the date fixed for redemption, of 103.656% at August 15, 1998 declining to 100% at August 15, 2001 and thereafter. The Indenture governing the Senior Notes contains covenants which, among other things, limit the ability of PXRE and its Restricted Subsidiaries (including PXRE Reinsurance): (a) to incur additional indebtedness (except for the incurrence of Permitted Indebtedness and the incurrence of other Indebtedness by PXRE in circumstances where no Default or Event of Default exists and the Consolidated Fixed Charge
                           Coverage Ratio of PXRE would be greater than 2:1 after giving effect to the incurrence) and, in the case of the Restricted Subsidiaries, to issue preferred stock; (b) to pay dividends, repurchase stock and to make certain other Restricted Payments (other than, among other things, if no Default or Event of Default exists (x) Restricted Payments after August 31, 1993 not exceeding in the aggregate the sum of $3,000,000 plus 50% of Consolidated Net Income (or minus 100% of any loss) from such date (with certain adjustments), plus the amounts of certain equity proceeds and certain reductions in Investments in Unrestricted Subsidiaries, provided, that at the time of such Restricted Payment the Consolidated Fixed Charge Coverage Ratio is greater than 2.0, and
                           (y) in addition to permitted Restricted Payments referred to in clause (x), the payment of cash dividends on Qualified Capital Stock after August 31, 1993 of up to an aggregate of $6,000,000, provided, that such dividends on Common Stock do not exceed $0.25 per share in any year); (c) to sell or permit the issuance of any stock of PXRE Reinsurance or any other Principal Insurance Subsidiary; (d) to sell or transfer other assets (other than for at least Fair Market Value and generally for not less than 75% in cash or Cash Equivalents); (e) to create liens upon the properties or assets of PXRE or its Restricted Subsidiaries; or (f) to engage in any business other than the insurance and reinsurance businesses and other businesses incidental and related thereto. The Indenture also provides that within 30 days after a Change of Control of PXRE, PXRE will offer to purchase all the Senior Notes then outstanding at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of such purchase.

                               In the fourth  quarter of 1994,  PXRE's  Board of
                           Directors authorized the repurchase of up to $20 million principal amount of Senior Notes in any one calendar year at below par prices in negotiated or open market transactions. As of December 31, 1994, PXRE had repurchased $5,300,000 principal amount of its Senior Notes at an aggregate cost of $5,275,000. No additional amounts were repurchased in the first quarter of 1995. In April 1995, PXRE's Board of Directors authorized such Senior Note repurchases to be made at or above par prices.

                               PXRE (parent  company)  files federal  income tax
                           returns for itself and all of its direct or indirect domestic subsidiaries that satisfy the stock ownership requirements for consolidation for federal income tax purposes (collectively, the "Subsidiaries"). PXRE (parent company) is party to an Agreement Concerning Filing of Consolidated Federal Income Tax Returns (the "Tax Allocation Agreement") pursuant to which each Subsidiary makes tax payments to PXRE (parent company) in an amount equal to the federal income tax payment that would have been payable by such Subsidiary for such year if it had filed a separate income tax return for such year. PXRE (parent company) is required to provide for payment of the consolidated federal income tax liability for the entire group. If the aggregate amount of tax payments made in any tax year by a Subsidiary is less than (or greater than) the annual tax liability for such Subsidiary on a stand-alone basis for such year, such Subsidiary will be required to make up such deficiency (or receive a credit if payments exceed the separate return tax liability) to
                           (from) PXRE (parent company).

                               The  primary   sources  of  liquidity   for  PXRE
                           Reinsurance are net cash flow from operating activities (including interest income from investments), the maturity or sale of investments, borrowings, and capital contributions and advances from PXRE (parent company). Funds are applied primarily to the payment of claims, operating expenses and income taxes and to the purchase of fixed maturity and short-term investments. Premiums are typically received in advance of related claim payments. Net cash flow provided by operations was $13,625,000 during the first quarter of 1995 compared with $17,486,000 during the corresponding period of 1994. The decrease in net cash flow provided by operations resulted from various factors, including the timing of payments on losses, the timing of collections of premium receivable and reinsurance recoverables and payments made for construction expenditures.

                               PXRE's   management   has   established   general
                           procedures and guidelines for its investment portfolio and oversees investment management carried out by Phoenix Investment Counsel, Inc., a subsidiary of Phoenix Home Life Mutual Life Insurance Company. Although these investment guidelines stress conservation of principal, diversification of risk and liquidity, investments are subject to market-wide risks and fluctuations, as well as to risk inherent in particular securities. As at March 31, 1995, PXRE's investment portfolio consisted solely of fixed maturities and short-term investments. PXRE's investment portfolio does not currently include any equity securities, although in 1994, PXRE's Board of Directors approved a resolution allowing PXRE to invest up to 15% of its consolidated net worth in equities. The investment policies and all investments of PXRE are approved by its Board of Directors.

                               Of PXRE's fixed maturities  portfolio as at March
                           31, 1995, over 99% of the fair value was in obligations rated "A1" or "A" or better by Moody's or S&P, respectively. Mortgage backed securities

                           (principally GNMAs) accounted for 20% of fixed maturities based on fair value at March 31, 1995. PXRE has no investments in real estate or commercial mortgage loans. The average market yield to maturity of PXRE's fixed maturities portfolio at March 31, 1995 and 1994 was 5.4% and 4.8%, respectively.

                               Fixed maturity  investments  are reported at fair
                           value, with the net unrealized gain or loss, net of tax, reported as a separate component of stockholders' equity. PXRE recorded directly to equity a $2,813,000 after-tax unrealized increase in the value of its investment portfolio during the first quarter of 1995. Short-term investments are carried at amortized cost which approximates market value. PXRE's short-term investments (principally high grade commercial paper) were $53,340,000 at March 31, 1995 compared to $26,813,000 at December 31, 1994. The increase at March 31, 1995 was principally due to a planned buildup of short-term investments as PXRE approaches the period of the year with a maximum probability of hurricane activity. Such level of short-term investments is expected to increase in the second and third quarters to predetermined targets and then be reduced in the latter part of the fourth quarter after the period of maximum wind exposure has passed.

                               In November 1993, an initial  public  offering by
                           TREX, a subsidiary of PXRE, of 5,750,000 shares of Class A common stock at $20 per share, was completed. In connection with this offering, PXRE contributed all of the capital stock of Transnational to TREX. TREX, through Transnational, now specializes principally in providing brokered property retrocessional reinsurance and marine and aviation retrocessional reinsurance in the United States and international markets pursuant to the Management Agreement with PXRE. PXRE owns approximately 21% of the total issued and outstanding common stock of TREX and is entitled to designate two of TREX's five directors.

                              During the fourth quarter of 1994, PXRE raised the
                           quarterly dividend on its Common Stock from $0.075 per share to $0.15 per share.

                               PXRE exercised its option to redeem PXRE's Series
                           A Preferred Stock (and the related Depositary Shares) on May 1, 1995. At December 31, 1994, there were 10,009 shares of Series A Preferred Stock (1,000,900 Depositary Shares) outstanding. At March 31, 1995, there were 8,652.22 shares of Series A Preferred Stock (865,222 Depositary Shares) outstanding. During the second quarter of 1995, all of the outstanding shares of Series A Preferred Stock were converted into shares of PXRE's Common Stock resulting in the issuance of approximately 1,760,000 shares of PXRE's Common Stock. Each Depositary Share had a conversion price of $12.29 per Depositary Share and was valued for conversion purposes at $25.00, resulting in approximately 2.0342 shares of Common Stock for each Depositary Share converted. As a result of this transaction, PXRE will save approximately $500,000 in dividend costs for the preferred shares each quarter. This will be offset by approximately $264,000 in additional common stock dividends from shares obtained upon conversion. To date, these convertible preferred shares were the principal reason for the difference between primary and fully diluted earnings per share. With the conversion, that difference will be eliminated. Proforma book value per share after considering conversion of all preferred shares was $20.39.

                               In March 1995, PXRE and TREX entered into a joint
                           venture arrangement to trade in catastrophe futures and options contracts on the Chicago Board of Trade. PXRE and TREX have each committed $2.5 million to this venture. No significant trading activities occurred in the first quarter of 1995.

                               PXRE may be subject to gains and losses resulting
                           from currency fluctuations because substantially all of its investments are denominated in United States dollars, while some of its net liability exposure is in currencies other than U.S. dollars. PXRE holds, and expects to continue to hold, currency positions and has made, and expects to continue to make, investments denominated in foreign currencies to mitigate, in part, the effects of currency fluctuations on its results of operations. Currency holdings and investments denominated in foreign currencies do not constitute a material portion of PXRE's investment portfolio and, in the opinion of PXRE's management, are sufficiently liquid for its needs.

                               All amounts classified as reinsurance recoverable
                           at March 31, 1995 are considered by management of PXRE to be collectible in all material respects.

                               In  May   1994,   PXRE   signed   a   lease   for
                           approximately 24,000 square feet of office space in Edison, New Jersey for a term of 15 years at a fixed annual rental of approximately $370,000. In conjunction with its relocation to that facility, PXRE funded deposits and paid for capital expenditures of approximately $1,100,000 through March 31, 1995 and will expend approximately $2.7 million for the total of construction costs and furniture. The lease on PXRE's New York office space expires in July 1996. PXRE presently plans to continue utilization of the space until such expiration date.

Income Taxes                   PXRE's  effective  tax rate for the first quarter
                           of 1995 and 1994 were 35% and 30%, respectively, which differs from the statutory rate principally due to tax exempt income and state and local taxes. The change in the effective rate in 1995 reflects the higher relative proportion of underwriting activities compared to tax exempt municipal bond income.

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.
         None.







                                   SIGNATURES





         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report or amendment thereto to be signed on its behalf by the undersigned thereunto duly authorized.


                                            PXRE CORPORATION


May 12, 1995                       By:  /s/ Sanford M. Kimmel
                                   --------------------------
                                            Sanford M. Kimmel
                                            Its Senior Vice President, Treasurer
                                            and Chief Financial Officer