Form 10-Q
period 1995-06-30
PXRE CORP
filed 1995-08-14
CIK 799721

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------


                                   FORM 10-Q

[X] QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1995

                                       OR

[ ] TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                For the transition period from _____________  to  ______________


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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No

         As of August 10, 1995, 8,724,142 shares of common stock, $.01 par value per share, of the Registrant were outstanding.

                                PXRE CORPORATION

                                     INDEX

PART I.  FINANCIAL INFORMATION

     Consolidated Balance Sheets at June 30, 1995
         and December 31, 1994                                                    3


     Consolidated Statements of Income for the three and
         six months ended June 30, 1995 and 1994                                  4


     Consolidated Statements of Stockholders' Equity for the
         three and six months ended June 30, 1995 and 1994                        5


     Consolidated Statements of Cash Flow for the three and
         six months ended June 30, 1995 and 1994                                  6


     Notes to Consolidated Interim Financial Statements                           7


     Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                9



PART II.  OTHER INFORMATION                                                      24

PXRE            Consolidated Balance Sheets
Corporation
                (unaudited at June 30, 1995)

                                                                                   June 30,           December 31,
                                                                                     1995                 1994
Assets          Investments:
                  Fixed maturities, available for sale, at market (amortized
                     cost $197,863,000 and $212,465,000, respectively)             $199,579,728         $204,587,171
                  Short-term investments                                             40,682,768           26,812,546
                                                                                   ------------         ------------
                    Total investments                                               240,262,496          231,399,717
                Cash                                                                  3,537,237              389,249
                Accrued investment income                                             3,329,431            3,164,703
                Receivables:
                  Unreported premiums                                                21,550,459           22,718,835
                  Balances due from intermediaries and brokers                       11,710,539            2,864,930
                  Other receivables                                                   5,470,516            5,499,648
                Receivable from affiliates                                              269,589               73,423
                Income tax recoverable                                                1,568,550            1,601,844
                Reinsurance recoverable: Affiliates                                   7,868,150            5,348,637
                                         Non-affiliates                              30,751,743           40,055,458
                Ceded unearned premiums                                               6,571,610            4,702,678
                Deferred acquisition costs                                            1,667,478              863,138
                Deferred income tax benefit                                                   0            1,358,229
                Investment in equity of Transnational Re Corporation                 32,756,033           28,883,788
                Other assets                                                          8,635,953            4,870,139
                                                                                   ------------         ------------
                    Total assets                                                   $375,949,784         $353,794,416
                                                                                   ============         ============

Liabilities     Losses and loss expenses                                            $75,153,691          $81,835,558
                Unearned premiums                                                    19,140,578           12,263,128
                Reinsurance balances payable: Affiliates                              5,631,913            4,966,732
                                              Non-affiliates                          5,562,192            9,398,128
                Notes payable                                                        69,700,000           69,700,000
                Deferred income tax                                                   1,809,811                    0
                Other liabilities                                                     6,562,109            8,859,928
                                                                                   ------------         ------------
                    Total liabilities                                               183,560,294          187,023,474
                                                                                   ------------         ------------
Stockholders'  Serial preferred  stock,  $.01 par value --
Equity          500,000 shares authorized; 0 and 10,009 Series A 8%
                cumulative convertible shares issued                                          0                  100
               Common stock, $.01 par value --
                20,000,000 shares authorized; 8,961,575 and 6,921,609 shares issued      89,616               69,216
                Additional paid-in capital                                          117,292,178          116,888,369
                Net unrealized appreciation (depreciation) on investments, net of deferred income tax expense (benefit) of $580,000 and
                ($2,757,000)                                                          1,102,208          (5,976,354)
                Retained earnings                                                    76,306,357           57,933,848
                Treasury stock at cost (238,755 and 258,370 shares)                 (1,719,459)          (1,860,687)
                Restricted stock at cost (34,000 and 14,385 shares)                   (681,410)            (283,550)
                                                                                   ------------         ------------
                  Total stockholders' equity                                        192,389,490          166,770,942
                                                                                   ------------         ------------
                    Total liabilities and stockholders' equity                     $375,949,784         $353,794,416
                                                                                   ============         ============

                The accompanying notes are an integral part of these statements.

PXRE          Consolidated Statements of Income
Corporation
              (unaudited)

                                                               Three Months Ended                     Six Months Ended
                                                                     June 30,                             June 30,
                                                             1995              1994               1995               1994
                                                             ----              ----               ----               ----
Revenues    Net premiums earned                            $25,142,048       $24,662,327        $48,698,149        $54,889,641
            Net investment income                            3,503,210         2,897,976          6,930,657          5,570,761
            Net realized investment losses                   (768,280)         (543,063)          (768,280)        (1,217,584)
            Management fees : Affiliate                        849,319           816,039          1,672,263          1,537,825
                              Non-affiliate                    477,956           169,536          1,676,152          1,498,592
                                                           -----------       -----------        -----------        -----------
                                                            29,204,253        28,002,815         58,208,941         62,279,235
                                                           -----------       -----------        -----------        -----------
Losses and  Losses and loss expenses incurred                4,249,959         8,093,991         15,000,583         29,806,231
 expenses   Commissions and brokerage                        3,663,308         3,114,688          6,566,651          7,475,005
            Other operating expenses                         3,191,706         2,213,113          5,061,355          3,951,941
            Interest expense                                 1,779,218         1,906,967          3,531,929          3,813,843
                                                           -----------       -----------        -----------        -----------
                                                            12,884,191        15,328,759         30,160,518         45,047,020
                                                           -----------       -----------        -----------        -----------
            Income before income taxes and equity in
              net earnings of
              Transnational Re Corporation                 16,320,062        12,674,056          28,048,423         17,232,215
            Equity in net earnings of
              Transnational Re Corporation                  1,786,463         1,366,808           3,045,694          1,851,895
             Income tax provision                           5,656,000         4,275,000           9,770,000          5,763,000
                                                           -----------       -----------        -----------        -----------
            Net income                                     $12,450,525      $ 9,765,864         $21,324,117        $13,321,110
                                                           ===========      ============        ===========        ===========
            Preferred stock dividend                            98,478           501,200            598,928          1,002,400
                                                           ===========      ============        ===========        ===========
            Operating income available to common
              stockholders                                 $12,352,047      $  9,264,664        $20,725,189        $12,318,710
                                                           ===========      ============        ===========        ===========
Per share   Primary:
                 Net income                                      $1.48             $1.38              $2.70              $1.84
                                                           ===========      ============        ===========        ===========
                 Average shares outstanding                  8,341,774         6,722,139          7,684,412          6,706,758
                                                           ===========      ============        ===========        ===========

            Fully diluted:
                 Net income                                      $1.41             $1.11              $2.41              $1.52
                                                           ===========      ============        ===========        ===========
                 Average shares outstanding                  8,842,170         8,792,323          8,835,606          8,787,120
                                                           ===========      ============        ===========        ===========

            The accompanying notes are an integral part of these statements.

PXRE           Consolidated Statements of Stockholders' Equity
Corporation
               (unaudited)

                                                            Three Months Ended          Six Months Ended
                                                                 June 30,                    June 30,
                                                           1995            1994          1995         1994
                                                           ----            ----          ----         ----
Common stock:       Balance at beginning of period     $     72,002   $     67,980  $     69,216  $     67,849
                    Issuance of shares                       17,614            288        20,400           419
                                                       ------------   ------------  ------------  ------------
                     Balance at end of period          $     89,616   $     68,268  $     89,616  $     68,268
                                                       ============   ============  ============  ============
Preferred stock:    Balance at beginning of period     $         86   $        100  $        100  $        100
                    Conversion of shares                        (86)             0          (100)            0
                                                       ------------   ------------  ------------  ------------
                     Balance at end of period          $          0   $        100  $          0  $        100
                                                       ============   ============  ============  ============
Additional          Balance at beginning of period     $116,929,101   $114,544,320  $116,888,369  $114,336,608
paid-in capital:    Issuance of common shares               378,818        351,671       413,158       514,222
                    Conversion of preferred shares          (17,514)             0       (20,260)            0
                    Other                                     1,773        349,212        10,911       394,373
                                                       ------------   ------------  ------------  ------------
                     Balance at end of period          $117,292,178   $115,245,203  $117,292,178  $115,245,203
                                                       ============   ============  ============  ============
Unrealized          Balance at beginning of period     $ (2,700,973)   $(1,551,367) $ (5,976,354) $  2,667,621
appreciation        Change in market value for the
(depreciation)        period                              3,385,431       (249,101)    6,198,338    (4,131,413)
on investments:     Equity in net change in
                      Transnational Re appreciation
                      (depreciation)                        417,750        (58,709)      880,224      (395,385)
                                                       ------------   ------------  ------------  ------------
                     Balance at end of period          $  1,102,208   $ (1,859,177) $  1,102,208  $ (1,859,177)
                                                       ============   ============  ============  ============
Retained earnings:  Balance at beginning of period     $ 65,265,720   $ 30,149,746  $ 57,933,848  $ 27,584,795
                    Net income                           12,450,525      9,765,864    21,324,117    13,321,110
                    Dividends paid to common
                      stockholders                       (1,311,410)      (492,636)   (2,352,680)     (981,731)
                    Dividends accrued to preferred
                      stockholders                          (98,478)      (501,200)     (598,928)   (1,002,400)
                                                       ------------   ------------  ------------  ------------
                     Balance at end of period          $ 76,306,357   $ 38,921,774  $ 76,306,357  $ 38,921,774
                                                       ============   ============  ============  ============

Restricted stock:   Balance at beginning of period     $   (253,772)  $          0  $   (283,550) $          0
                    Issuance of restricted stock           (499,005)      (364,084)     (499,005)     (364,084)

                    Amortization of restricted stock         71,367              0       101,145             0
                                                       ------------   ------------  ------------  ------------
                     Balance at end of period          $   (681,410)  $   (364,084) $   (681,410) $   (364,084)
                                                       ============   ============  ============  ============
Treasury stock:     Balance at beginning of period     $(1,860,687)   $ (1,966,743) $ (1,860,687) $ (1,966,743)
                    Issuance of treasury stock              141,228        106,056       141,228       106,056
                                                       ------------   ------------  ------------  ------------
                     Balance at end of period          $ (1,719,459)  $ (1,860,687) $ (1,719,459) $ (1,860,687)
                                                       ============   ============  ============  ============
Total               Balance at beginning of period     $177,451,477   $141,244,036  $166,770,942  $142,690,230
stockholders'       Issuance of common shares               396,432        351,959       433,558       514,641
equity:             Conversion of preferred stock           (17,600)             0       (20,360)            0
                    Issuance of treasury stock              141,228        106,056       141,228       106,056
                    Restricted stock                       (427,638)      (364,084)     (397,860)     (364,084)
                    Unrealized appreciation
                      (depreciation) on investments
                      net of deferred income tax          3,803,181       (307,810)    7,078,562    (4,526,798)
                    Net income                           12,450,525      9,765,864    21,324,117    13,321,110
                    Dividends                            (1,409,888)      (993,836)   (2,951,608)   (1,984,131)
                    Other                                     1,773        349,212        10,911       394,373
                                                       ------------   ------------  ------------  ------------
                     Balance at end of period          $192,389,490   $150,151,397  $192,389,490  $150,151,397
                                                       ============   ============  ============  ============

         The accompanying notes are an integral part of these statements.
                                      -5-

PXRE              Consolidated Statements of Cash Flow
Corporation
                  (unaudited)

                                                                    Three Months Ended                    Six Months Ended
                                                                        June 30,                              June 30,
                                                                  1995               1994              1995              1994
                                                                  ----               ----              ----              ----

Cash flow         Net income                                   $12,450,525         $9,765,864       $21,324,117       $13,321,110
from operating    Adjustments to reconcile net income to
activities        net cash provided by operating activities
                       Losses and loss expenses                 (4,117,485)        (3,252,706)       (6,681,867)       12,417,894
                       Unearned premiums                        (7,435,829)       (11,312,057)        5,008,518           961,640
                       Deferred acquisition costs                  676,264            885,849          (804,340)          335,665
                       Receivables                               1,146,746          4,536,054        (7,844,267)       (8,068,087)
                       Reinsurance balances payable             (7,311,824)        (4,580,822)       (3,170,756)        3,298,681
                       Reinsurance recoverable                   1,925,610            557,537         6,784,202        (7,240,258)
                  Income tax recoverable                        (3,908,087)          (644,165)         (707,431)        1,536,500
                  Equity in net earnings of affiliate           (1,859,930)        (1,366,808)       (2,992,045)       (1,851,895)
                  Other                                          2,806,568          5,520,937        (2,918,120)        2,884,179
                                                                ----------         ----------        ----------        ----------
                       Net cash (used) provided by operating
                          activities                            (5,627,442)           109,683         7,998,011        17,595,429
                                                                ----------         ----------        ----------        ----------


Cash flow         Cost of fixed maturity investments           (72,873,047)       (22,317,180)      (77,715,344)      (39,933,093)
from investing    Fixed maturity investments matured/disposed   68,181,955         10,268,254        91,965,899        34,438,151
activities        Payable for securities                                 0                  0                 0       (28,493,966)
                  Investment in joint venture                            0                  0        (2,000,000)                0
                  Net change in short-term investments          13,156,849         10,180,497       (13,870,222)       18,247,164
                                                                ----------         ----------        ----------        ----------
                    Net cash provided (used) by
                         investing activities                    8,465,757         (1,868,429)       (1,619,667)      (15,741,744)
                                                                ----------         ----------        ----------        ----------

Cash flow         Proceeds from issuance of common stock            21,055            443,143            55,432           650,986
from financing    Cash dividends paid to preferred stockholders   (432,611)          (501,200)         (933,061)       (1,002,400)
activities        Cash dividends paid to common stockholders    (1,311,457)          (492,636)       (2,352,727)         (981,731)
                                                                ----------         ----------        ----------        ----------
                       Net cash used by financing activities    (1,723,013)          (550,693)       (3,230,356)       (1,333,145)
                                                                ----------         ----------        ----------        ----------
                  Net change in cash                             1,115,302         (2,309,439)        3,147,988           520,540
                  Cash, beginning of period                      2,421,935          5,063,235           389,249         2,233,256
                                                                ----------         ----------        ----------        ----------
                  Cash, end of period                           $3,537,237         $2,753,796        $3,537,237        $2,753,796
                                                                ==========         ==========        ==========        ==========

                  The   accompanying   notes  are  an  integral  part  of  these
                  statements.

PXRE           Notes to Consolidated Interim Financial Statements (Unaudited)
Corporation

1. Basis of          The accompanying  interim  financial  statements  have been
   Presentation     prepared in conformity  with generally  accepted  accounting
                    principles   ("GAAP").    These   statements   reflect   the
                    consolidated   operations  of  PXRE   Corporation   and  its
                    subsidiary PXRE Reinsurance Company (collectively referred to as PXRE).

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


2. Premiums          Premiums on reinsurance  business  assumed are  recorded as
   Assumed          earned on a pro rata basis over the contract period based on
   and Ceded        estimated subject premiums.  Adjustments based on actual and and subject premium are recorded once ascertained. The portion of premiums written relating to unexpired coverages at the end of the period is recorded as unearned premiums.
                    Reinsurance premiums ceded are recorded as incurred on a pro rata basis over the contract period.

3. Losses and        Liabilities for losses and loss expenses are established in
   Loss Expense amounts estimated to settle incurred losses. Losses and loss Liabilities expense liabilities are based on individual case estimates provided for reported losses for known events and estimates of incurred but not reported losses. Losses and loss expense liabilities are necessarily based on estimates and the ultimate liabilities may vary from such estimates. Any adjustments to these estimates are reflected in income when known.

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

                     In  March  1995,  PXRE  and  Transnational  Re  Corporation
                    ("TREX") entered into a joint venture arrangement to trade in catastrophe futures and options contracts on the Chicago Board of Trade. PXRE and TREX have each contributed $2.5 million to capitalize this venture. No significant trading activities have occurred in the first six months of 1995.

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

6. Deferred         Acquisition  costs  consist of  commissions  and  brokerage
   Acquisition      expenses incurred in connection with contract issuance,  net
   Costs            of  acquisition  costs  ceded.  These costs are deferred and amortized over the period in which the related premiums are earned. Deferred acquisition costs are reviewed periodically to determine that they do not exceed recoverable amounts after allowing for anticipated investment income.

7. Preferred        PXRE  exercised  its  option  to  redeem  PXRE's  Series  A
   Stock            Preferred Stock (and the related  Depositary  Shares) on May
   Conversion       1, 1995.  At December 31, 1994,  there were 10,009 shares of
                    Series  A  Preferred  Stock  (1,000,900  Depositary  Shares)
                    outstanding.  At March 31, 1995,  there were 8,652.22 shares of Series A  Preferred  Stock  (865,222  Depositary  Shares)
                    outstanding.  During the second  quarter of 1995, all of the
                    outstanding   shares  of  Series  A  Preferred   Stock  were
                    converted into shares of PXRE's Common Stock resulting in the issuance of approximately 1,760,000 shares of PXRE's
                    Common Stock. Each Depositary Share had a conversion price of $12.29 per Depositary Share and was valued for conversion purposes at $25.00, resulting in approximately 2.0342 shares of Common Stock for each Depositary Share converted.

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

                                At June 30,  1995,  PXRE was a party to two such
                            retrocessional arrangements, one with a group of insurers and reinsurers referred to as the AMA, and one with Trenwick America Reinsurance Corporation ("Trenwick Group"). Under these arrangements, both of which were renewed effective January 1, 1995, PXRE cedes some of its underwritten risks to the participants, subject to maximum aggregate liabilities per reinsurance program (approximately $600,000 in the case of the AMA and approximately $1,500,000 in the case of Trenwick Group). PXRE receives a management fee or commission of 5% of premiums ceded and a percentage of any ultimate underwriting profits in connection with the reinsurance ceded. Such percentage of ultimate underwriting profits is in each case paid over a three-year period and is subject to adjustment based on cumulative experience. Future management fee income is dependent upon the amount of business ceded to the participants and the profitability of that business.

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

Comparison of
Second Quarter
Results for
1995 with 1994


                                                                 Three Months Ended June 30,   Increase/
                                                                    1995              1994     (Decrease)
                                                                    ----              ----     ----------
                                                                       (in thousands)               %
                   Gross premiums written                         $27,038            $27,519       (2)
                   Ceded premiums:
                     Managed business                               4,518              4,702       (4)
                     TREX Management Agreement                      3,750              4,893       (23)
                     Catastrophe                                    1,257              4,345       (71)
                     Other                                          (193)                229      (184)
                                                                    -----                ---
                                                                    9,332             14,169       (34)
                                                                    -----             ------

                   Net premiums written                           $17,706            $13,350        33
                                                                  =======            =======

                                Net premiums  written for the three months ended
                            June 30,  1995  increased  33% to  $17,706,000  from
                            $13,350,000 for the corresponding period of 1994. Gross premiums written for the second quarter of 1995 decreased 2% to $27,038,000 from $27,519,000 for the comparable period of 1994. Net premiums earned for the second quarter of 1995 increased 2% to $25,142,000 from $24,662,000 in the year-earlier period. Gross written, net written and net earned premiums for the second quarter of 1995 were all affected by lower reinstatement premiums resulting from a reduced level of loss activity in the period, reduced income from aviation business caused by a change in the products offered as PXRE responded to the poor experience in this line of business in 1994, moderating rate levels and a movement of some coverage to layers paying less premium but which PXRE believes have better risk/reward ratios because they are further removed from loss. Notwithstanding such factors, net premiums written during the second quarter of 1995 increased compared to the year-earlier period principally due to the $3,088,000 decrease in catastrophe premiums ceded to retrocessionnaires.

                                Premiums  ceded by PXRE to its managed  business
                            participants decreased 4% to $4,518,000 for the second quarter of 1995 compared with $4,702,000 for the corresponding period of 1994. The decrease in gross premiums written which were ceded to these programs was due principally to the decrease in the amount of premiums written by PXRE discussed above. During the second quarter of 1995, pursuant to the Management Agreement, PXRE also ceded $3,750,000 of premiums to Transnational in lieu of direct reinsurance writings by Transnational as compared with $4,893,000 in the same period of 1994. Management fee income from all sources for the second quarter of 1995 increased 35% to $1,327,000 compared with $986,000 for the corresponding period of 1994. The increase is due to the improved underwriting results in the current period. The second quarter 1995 management fee included contingent profit commissions of $663,000 compared with $305,000 for the comparable period in 1994, attributable to the Trenwick Group and AMA programs. The 1995 contingent profit commissions included in the management fee increased due to the effect of lower catastrophic losses in 1995 compared with the corresponding period in 1994.

                                Ceded premiums for catastrophe programs were 71%
                            lower for the second quarter of 1995 compared to the corresponding period of 1994, primarily because the lower level of ceded reinstatement premiums resulting from the reduced level of loss activity in the first quarter of 1995 and management's decision to commute certain reinsurance coverages subsequent to the first quarter of 1994.

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

                                The loss ratio was 16.9% for the second  quarter
                            of 1995 compared with 32.8 % for the comparable quarter of 1994. The loss ratio for the second quarter of 1995 reflected incurred catastrophe losses of $4,127,000 gross and $2,369,000 net for 1995 and prior accident years as compared with $10,496,000 gross and $4,546,000 net in the same period of 1994 for 1994 and prior accident years.

                                Significant    losses,   net   of   reinsurance,
                            affecting the second quarter of 1995 loss ratio are as follows:


                                                                                  Amount of Losses
                  Loss Event                                                   Gross              Net
                  ----------                                                   -----              ---
                                                                                     (in thousands)
                  Northridge Earthquake                                      $3,770             $2,313

                  Significant events affecting the same period of 1994 included the following:

                                                                                      Amount of Losses
                  Loss Event                                                   Gross              Net
                  ----------                                                   -----              ---
                                                                                     (in thousands)

                  Northridge earthquake                                       $9,564            $3,643
                  Two aviation losses                                          2,101             1,686


                                The  provision  for  losses  and  loss  expenses
                            includes the effect of foreign exchange movements on PXRE's liability for losses and loss expenses, resulting in a foreign currency exchange gain of $157,000 for the second quarter of 1995 compared to a loss of $313,000 for the second quarter of 1994.

                                During   the  second   quarter  of  1995,   PXRE
                            experienced a deficiency of $1,936,000 net for prior years' losses and loss expenses which resulted from the increase in the Northridge loss. The loss ratio for the comparable quarter in 1994 was favorably affected by decreases to reserves of $736,000 net for prior years' losses and loss expenses.

                                The underwriting expense ratio was 22.0% for the
                            second quarter of 1995 compared with 17.6% for the comparable quarter of 1994. The increase was substantially due to the increased operating expenses discussed below. As a result of the above, the combined ratio was 38.9% for the second quarter of 1995, compared with 50.4% for the comparable period of 1994.

                                Other operating expenses increased to $3,192,000
                            for the second quarter of 1995 from $2,213,000 in the comparable period of 1994. Operating expenses in the second quarter of 1995 reflect $769,000 in incentive compensation cost compared to $540,000 for the corresponding period in 1994. Included in other operating expenses were foreign currency exchange gains of $196,000 for the second quarter of 1995 compared to gains of $505,000 for the corresponding period of 1994.

                                Interest expense  decreased to $1,779,000 in the
                            second quarter of 1995 compared to $1,907,000 in the same period of 1994 due to the repurchase of $5,300,000 par value of PXRE's 9.75% Senior Notes at prices from 99.25 to 99.625 during the fourth quarter of 1994.

                                Net investment  income for the second quarter of
                            1995 increased  20.8% to $3,503,000  from $2,898,000
                            for the same period of 1994. The increase in net investment income was caused primarily by an increase in average investments for the second quarter of 1995 compared with the corresponding quarter in the previous year, and by an increase in PXRE's pre-tax investment yield to 5.8% for 1995 compared with 5.1% for 1994. Net realized investment losses for the second quarter of 1995 were $768,000 resulting from the sale of $43.3 million of municipal bonds compared with net realized losses of $543,000 for the comparable period in 1994, which resulted from prepayments on Government National Mortgage Association mortgaged-backed securities.

                                The net  effects  of foreign  currency  exchange
                            fluctuations were gains of $353,000 in the second quarter of 1995 and gains of $192,000 for the comparable quarter of 1994. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources".

                                Net income for the three  months  ended June 30,
                            1995 includes $1,786,000 which represents PXRE's equity share of TREX's net earnings compared with $1,367,000 for the comparable period in 1994.

                                For the reasons  discussed above, net income was
                            $12,451,000 for the second quarter of 1995 compared to net income of $9,766,000 for the comparable quarter of 1994. Primary net income per common share was $1.48 for the second quarter of 1995 (after provision for cumulative dividends of $98,478 on the Series A Preferred Stock) compared to net income per common share of $1.38 for the comparable quarter of 1994 (after provision for cumulative dividends of $501,200 on the Series A Preferred Stock) based on average shares outstanding of 8,341,800 in the second quarter of 1995 and 6,722,100 in the comparable quarter of 1994. Fully diluted net income per common share was $1.41 for the second quarter of 1995 compared to net income per common share of $1.11 for the comparable quarter of 1994 based on average shares outstanding of 8,842,100 in the second quarter of 1995 and 8,792,300 in the comparable quarter of 1994.

Comparison of
Year-to-date Results
for 1995 with 1994

                                                                  Six Months Ended June 30,     Increase/
                                                                   1995              1994      (Decrease)
                                                                   ----              ----      ----------
                                                                      (in thousands)                %
                   Gross premiums written                         $83,233            $94,273       (12)

                   Ceded premiums:
                     Managed business                              13,978             16,066       (13)
                     TREX Management Agreement                     12,458             13,560        (8)
                     Catastrophe                                    3,467              8,550       (59)
                     Other                                          (179)                246      (173)
                                                                    -----                ---
                                                                   29,724             38,422       (23)
                                                                   ------             ------

                   Net premiums written                           $53,509            $55,851       (4)
                                                                  =======            =======

                           Net premiums written for the six months ended June 30, 1995 decreased 4% to $53,509,000 from $55,851,000 for the corresponding period of 1994. Gross premiums written for 1995 decreased 12% to $83,233,000 from $94,273,000 for 1994. Net premiums earned for the six months ended June 30, 1995 decreased 11% to $48,698,000 from $54,890,000 in the year-earlier period. Gross written, net written and net earned premiums for the first six months of 1995 were all affected by lower reinstatement premiums resulting from a reduced level of loss activity in the period, reduced income from aviation business caused by a change in the products offered as PXRE responded to the poor experience in this line of business in 1994, termination of business due to the inadequacy of prices on certain lines of business that do not meet the underwriting criteria of PXRE, moderating rate levels and a movement of some coverage to layers paying less premium but which PXRE believes have better risk/reward ratios because they are further removed from loss.

                                Premiums  ceded by PXRE to its managed  business
                            participants decreased 13% to $13,978,000 for 1995 compared with $16,066,000 for 1994. The decrease in gross premiums written which were ceded to these programs was due principally to the decrease in the amount of premiums written by PXRE on behalf of the AMA Group. During the first six months of 1995, pursuant to the Management Agreement, PXRE also ceded $12,458,000 of premiums compared to $13,560,000 during the corresponding period of 1994 to Transnational in lieu of direct reinsurance writings by Transnational. Management fee income from all sources for 1995 increased to $3,348,000 from $3,036,000 in 1994. The increase is due to the improved underwriting results in the current period. The 1995 management fee included contingent profit commissions of $813,000 compared with $458,000 for the corresponding period in 1994, attributable to the Trenwick Group and AMA programs. The 1995 contingent profit commissions included in the management fee increased due to the effect of lower catastrophic losses in 1995 compared with the corresponding period in 1994.

                                Ceded premiums for catastrophe  programs for the
                            first six months of 1995 decreased 59% from the comparable period of 1994 primarily because of the lower level of ceded reinstatement premiums resulting from the reduced level of loss activity in the first six months of 1995 and management's decision to commute certain reinsurance coverages subsequent to the first quarter of 1994.

                                The loss ratio was 30.8% the first six months of
                            1995 compared with 54.3% for the corresponding period of 1994. The loss ratio for the first six months of 1995 reflected incurred catastrophe losses of $11,529,000 gross and $7,065,000 net for 1995 and prior accident years as compared with $41,558,000 gross and $22,138,000 net in the same period of 1994 for 1994 and prior accident years.

                                Significant    losses,   net   of   reinsurance,
                            affecting the six months ended June 30, 1995 loss ratio are as follows:

                                                                                  Amount of Losses
                  Loss Event                                                   Gross              Net
                  ----------                                                   -----              ---
                                                                                    (in thousands)
                  Northridge Earthquake                                       $5,657            $3,482
                  Kobe Earthquake                                              5,063             4,000
                  Risk Losses                                                  4,600             3,835

                  Significant events affecting the same period of 1994 included the following:

                                                                                   Amount of Losses
                  Loss Event                                                   Gross              Net
                  ----------                                                   -----              ---
                                                                                    (in thousands)

                  Northridge earthquake                                      $34,012           $17,151
                  Four aviation losses                                         6,881             4,907

                                The  provision  for  losses  and  loss  expenses
                            includes the effect of foreign exchange movements on PXRE's liability for losses and loss expenses, resulting in a foreign currency exchange loss of $143,000 for the first six months of 1995 compared to a loss of $547,000 for the corresponding period of 1994.

                                During 1995,  PXRE  experienced  a deficiency of
                            $2,756,000 net for prior years losses and loss expenses from the 1994 Northridge Earthquake. The loss ratio for the corresponding period of 1994 was unfavorably affected by increases to reserves of $235,000 net for prior years losses and loss expenses.

                                The underwriting expense ratio was 17.0% for the
                            six months ended June 30, 1995 compared with 15.3% for the comparable period of 1994. The increase was substantially due to the effect of a provision for contingent commissions related to the low level of losses incurred. As a result of the above, the combined ratio was 47.8% for the first six months of 1995, compared with 69.6% for the corresponding period of 1994.

                                Other operating expenses increased to $5,061,000
                            for the six months ended June 30, 1995 from $3,952,000 in the comparable period of 1994. Operating expenses in the six month period of 1995 reflect $1,146,000 in incentive compensation cost compared to $635,000 for the corresponding period in 1994. Included in other operating expenses were foreign currency exchange gains of $849,000 for 1995 compared to gains of $640,000 for 1994. Interest expense decreased to $3,532,000 in the six months ended June 30, 1995 from $3,814,000 in the same period of 1994.

                                Net  investment  income for the six months ended
                            June  30,  1995  increased  24% to  $6,931,000  from
                            $5,571,000 for 1994. The increase in net investment income was caused by a 2.25% increase in average investments for the first six months of 1995 compared with the comparable period in the previous year, and by an increase in PXRE's pre-tax investment yield to 5.8% for 1995 compared with 4.8% for 1994. The increase in average investments reflects investment of the cash flow from operations during late 1994 and during the first six months of 1995 and the redeployment of the proceeds of the public offering in August 1993, which was originally invested in short term investments into intermediate term Treasury securities and municipal bonds. Net realized investment losses for the six months ended June 30, 1995 were $768,000 compared with net realized losses of $1,218,000 for the comparable period in 1994. The net realized loss in 1995 was the result of the sale of $43.3 million of municipal bonds whereas the net realized loss in 1994 was primarily the result of prepayment experience of GNMAs purchased late in 1993. The Company recorded directly to equity a $7,079,000 after tax unrealized increase in the value of its investment portfolio during the six months ended June 30, 1995 resulting from the decline of interest rates since December 31, 1994.

                                The net  effects  of foreign  currency  exchange
                            fluctuations were gains of $706,000 in the six months ended June 30, 1995 and gains of $93,000 for the comparable period of 1994. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources".

                                Net  income  for the six  months  ended June 30,
                            1995 includes $3,046,000 which represents PXRE's approximately 21.8% equity share of TREX's net earnings as compared with $1,852,000 representing approximately 21.1% share of TREX's earnings in the comparable period in 1994. The change in the equity share of TREX earnings primarily reflects the higher level of TREX's net income. The change in PXRE's ownership relates to TREX's repurchase of 270,100 shares of its publicly owned Class A shares.

                                For the reasons  discussed above, net income was
                            $21,324,000 for the six months ended June 30, 1995 compared to net income of $13,321,000 for the comparable period of 1994. Primary net income per common share was $2.70 for the six months ended June 30, 1995 (after provision for cumulative dividends of $598,900 on the Series A Preferred Stock) compared to net income per common share of $1.84 for the comparable period of 1994 (after provision for cumulative dividends of $1,002,400 on the Series A Preferred Stock) based on average shares outstanding of 7,684,000 in 1995 and 6,707,000 in 1994. Fully
                            diluted net income per common share was $2.41 for the six months ended June 30, 1995 compared to net income per common share of $1.52 for the comparable period of 1994 based on average shares outstanding of 8,836,000 in 1995 and 8,787,000 in 1994.

    Liquidity                   PXRE (parent  company) relies  primarily on cash
    and Capital             dividends and net tax  allocation  payments from its
    Resources               subsidiary  PXRE  Reinsurance  to pay its  operating
                            expenses and income taxes,  to meet its debt service
                            obligations   and   to   pay   dividends   to   PXRE
                            stockholders.  The  payment  of  dividends  by  PXRE
                            Reinsurance  to PXRE is  subject  to limits  imposed
                            under  the  insurance   laws  and   regulations   of
                            Connecticut, the state of incorporation and domicile
                            of PXRE Reinsurance, as well as certain restrictions
                            arising  in  connection  with  PXRE's  Senior  Notes
                            discussed below.  Connecticut insurance law provides
                            that  the  maximum  amount  of  dividends  or  other
                            distributions  that PXRE  Reinsurance may declare or
                            pay to PXRE within any twelve month period,  without
                            regulatory approval, is limited to the lesser of (a)
                            earned   surplus  or  (b)  the  greater  of  10%  of
                            policyholder surplus at December 31 of the preceding
                            year or  100% of net  income  for the  twelve  month
                            period ending December 31 of the preceding year, all
                            determined in accordance with SAP. Accordingly,  the
                            Connecticut insurance laws could limit the amount of
                            dividends   available  for   distribution   by  PXRE
                            Reinsurance   without  prior  regulatory   approval,
                            depending  upon a variety  of  factors  outside  the
                            control  of  PXRE,   including   the  frequency  and
                            severity  of  catastrophe  and other loss events and
                            changes in the reinsurance  market, in the insurance
                            regulatory   environment  and  in  general  economic
                            conditions.   As  of   December   31,   1994,   PXRE
                            Reinsurance had earned surplus of $44,579,000 and a policyholders' surplus of $211,988,000 and its net income for 1994 was $33,538,000. The maximum amount of dividends or distributions that PXRE Reinsurance may declare and pay in 1995, without regulatory approval, is therefore $33,538,000. During the first six months of 1995, $6 million in dividends was approved and paid by PXRE Reinsurance to PXRE.


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

                                In the fourth  quarter of 1994,  PXRE's Board of
                            Directors authorized the repurchase of up to $20 million principal amount of Senior Notes in any one calendar year at below par prices in negotiated or open market transactions. As of December 31, 1994, PXRE had repurchased $5,300,000 principal amount of its Senior Notes at an aggregate cost of $5,275,000. No additional amounts were repurchased in the six months ended June 30, 1995. In April 1995, PXRE's Board of Directors authorized such Senior Note repurchases to be made at or above par prices.

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

                                The  primary   sources  of  liquidity  for  PXRE
                            Reinsurance are net cash flow from operating activities (including interest income from investments), the maturity or sale of investments, borrowings, and capital contributions and advances from PXRE (parent company). Funds are applied primarily to the payment of claims, operating expenses and income taxes and to the purchase of fixed maturity and short-term investments. Premiums are typically received in advance of related claim payments. Net cash flow used by operations was $5,627,000 during the second quarter of 1995 compared with net cash flow provided of $110,000 during the corresponding period of 1994. The decrease in net cash flow provided by operations resulted from the timing of payments on losses for prior years, shifting of payment terms of premium receivable and reinsurance recoverables and payables, and payments made for construction expenditures.

                                PXRE's   management  has   established   general
                            procedures and guidelines for its investment portfolio and oversees investment management carried out by Phoenix Investment Counsel, Inc., a subsidiary of Phoenix Home Life Mutual Life Insurance Company. Although these investment guidelines stress conservation of principal, diversification of risk and liquidity, investments are subject to market-wide risks and fluctuations, as well as to risk inherent in particular securities. As at June 30, 1995, PXRE's investment portfolio consisted solely of fixed maturities and short-term investments. PXRE's investment portfolio does not currently include any equity securities, although in 1994, PXRE's Board of Directors approved a resolution allowing PXRE to invest up to 15% of its consolidated net worth in equities. The investment policies and all investments of PXRE are approved by its Board of Directors.

                                Of PXRE's fixed maturities  portfolio as at June
                            30, 1995, over 98% of the fair value was in obligations rated "A1" or "A" or better by Moody's or S&P, respectively. Mortgage backed securities (principally GNMAs) accounted for 17.9% of fixed maturities based on fair value at June 30, 1995. PXRE has no investments in real estate or commercial mortgage loans. The average market yield to maturity of PXRE's fixed maturities portfolio at June 30, 1995 and 1994 was 6.0% and 5.1%, respectively.

                                Fixed maturity  investments are reported at fair
                            value, with the net unrealized gain or loss, net of tax, reported as a separate component of stockholders' equity. PXRE recorded directly to equity a $7,079,000 after-tax unrealized increase in the value of its investment portfolio during the six months ended June 30, 1995. Short-term investments are carried at amortized cost which approximates market value. PXRE's short-term investments, principally high grade commercial paper, were $40,628,000 at June 30, 1995 compared to $26,813,000 at December 31, 1994. The increase at June 30, 1995 was principally due to a planned buildup of short-term investments as PXRE approaches the period of the year with a maximum probability of hurricane activity. Such level of short-term investments is expected to increase in the third quarter to predetermined targets and then be reduced in the latter part of the fourth quarter after the period of maximum wind exposure has passed.

                                In November 1993, an initial public  offering by
                            TREX, a subsidiary of PXRE, of 5,750,000 shares of Class A common stock at $20 per share, was completed. In connection with this offering, PXRE contributed all of the capital stock of Transnational to TREX. TREX, through Transnational, now specializes principally in providing brokered property retrocessional reinsurance and marine and aviation retrocessional reinsurance in the United States and international markets pursuant to the Management Agreement with

                            PXRE. PXRE owns approximately 21.8% of the total issued and outstanding common stock of TREX and is entitled to designate two of TREX's five directors.


                                During the fourth  quarter of 1994,  PXRE raised
                            the quarterly dividend on its Common Stock from $0.075 per share to $0.15 per share.

                                PXRE  exercised  its  option  to  redeem  PXRE's
                            Series A Preferred Stock (and the related Depositary Shares) on May 1, 1995. At December 31, 1994, there were 10,009 shares of Series A Preferred Stock
                            (1,000,900 Depositary Shares) outstanding. At March 31, 1995, there were 8,652.22 shares of Series A Preferred Stock (865,222 Depositary Shares) outstanding. During the second quarter of 1995, all of the outstanding shares of Series A Preferred Stock were converted into shares of PXRE's Common Stock resulting in the issuance of approximately 1,760,000 shares of PXRE's Common Stock. Each Depositary Share had a conversion price of $12.29 per Depositary Share and was valued for conversion purposes at $25.00, resulting in approximately 2.0342 shares of Common Stock for each Depositary Share converted. As a result of this transaction, PXRE will save approximately $500,000 in dividend costs for the preferred shares each quarter. This will be offset by approximately $264,000 in additional common stock dividends on shares issued upon conversion (based upon the quarterly dividend currently paid on PXRE's Common Stock). To date, these convertible preferred shares were the principal reason for the difference between primary and fully diluted earnings per share. Because of the conversion, that difference will be eliminated in future periods. Book value per share was $22.06 at June 30, 1995.

                                In March  1995,  PXRE and  TREX  entered  into a
                            joint venture arrangement to trade in catastrophe futures and options contracts on the Chicago Board of Trade. PXRE and TREX have each committed $2.5 million to this venture. No significant trading activities occurred in the first six months of 1995.

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

                                All   amounts    classified    as    reinsurance
                            recoverable at June 30, 1995 are considered by management of PXRE to be collectible in all material respects.

                                In  May   1994,   PXRE   signed   a  lease   for
                            approximately 24,000 square feet of office space in Edison, New Jersey for a term of 15 years at a fixed annual rental of approximately $370,000. In conjunction with its relocation to that facility in April 1995, PXRE incurred capital expenditures of approximately $2.8 million for construction costs and furniture. The lease on PXRE's New York office space expires in July 1996. PXRE presently plans to continue utilization of the space until such expiration date.

    Income Taxes                PXRE's effective tax rate for the second quarter
                            of 1995 and 1994 was 35% and 34%, respectively, which differs from the statutory rate principally due to tax exempt income and state and local taxes. The change in the effective rate in 1995 reflects the higher relative proportion of underwriting activities compared to tax exempt municipal bond income.

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.
         None.

         Exhibit 27 -- Financial Data Schedule






                                   SIGNATURES





         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report or amendment thereto to be signed on its behalf by the undersigned thereunto duly authorized.


                                           PXRE CORPORATION


August 14, 1995                             By:  /s/ Sanford M. Kimmel
                                            --------------------------
                                                  Sanford M. Kimmel
                                            Its Senior Vice President, Treasurer
                                            and Chief Financial Officer