Form 10-Q/A
period 1995-06-30
PXRE CORP
filed 1995-09-07
CIK 799721

                                  FORM 10-Q/A
             AMENDMENT NO. 1 (AMENDING PART II, ITEM 4 and ITEM 6)
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1995

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                       to

         Commission File Number 0-15428


                                PXRE CORPORATION
             (Exact name of registrant as specified in its charter)

                Delaware                                  06-1183996
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization.)                  Identification No.)

            399 Thornall Street
            Edison, New Jersey                              08837
  (Address of principal executive offices)                (Zip Code)

                                 (908) 906-8100
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     As of August 10, 1995, 8,724,142 shares of Common Stock, $.01 par value per share, of the Registrant were outstanding.

                          PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.

     At PXRE's Annual Meeting of Shareholders held on June 8, 1995, the holders of the Common Stock of PXRE approved the following:

          (i) The election of three Class III directors to serve until the 1998 Annual Meeting of Shareholders and until their successors have been elected and have qualified, with the following results (there being no broker non-votes):

         Nominee                      Votes For                  Votes Withheld
         -------                      ---------                  --------------
       Bernard Kelly                  6,134,105                      4,040
       Edward P. Lyons                6,134,105                      4,040
       David W. Searfoss              6,134,105                      4,040

          (ii) The appointment of Price Waterhouse as PXRE's independent public accountants for the fiscal year ending December 31, 1995, by the vote of 6,109,980 votes for and 28,165 votes withheld/against, including 1,865 abstentions, and with no broker non-votes.

          (iii) The adoption of PXRE's Director Stock Option Plan by the vote of 5,924,139 votes for and 154,006 votes withheld/against, including 21,530 abstentions, and with no broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

              Exhibit
              Number                            Description
              -------                           -----------

              10.1 Director Stock Option Plan of PXRE (incorporated herein by reference to Appendix A to the Proxy Statement of PXRE dated May 3, 1995).

         (b)  Reports on Form 8-K.

              None.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PXRE CORPORATION



September 7, 1995                       By: /s/ Sanford M. Kimmel
                                            ----------------------
                                            Sanford M. Kimmel
                                            Its Senior Vice President, Treasurer
                                            and Chief Financial Officer