Form 10-Q
period 1995-09-30
PXRE CORP
filed 1995-11-13
CIK 799721

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------


                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               For the quarterly period ended September 30, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

  For the transition period from _____________________ to ___________________


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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No
                                              --- ---
       As of November 8, 1995, 8,745,141 shares of common stock, $.01 par value per share, of the Registrant were outstanding.


================================================================================

                                PXRE CORPORATION

                                     INDEX





PART I.  FINANCIAL INFORMATION


     Consolidated Balance Sheets at September 30, 1995
         and December 31, 1994                                                 3


     Consolidated Statements of Income for the three and
         nine months ended September 30, 1995 and 1994                         4


     Consolidated Statements of Stockholders' Equity for the
         three and nine months ended September 30, 1995 and 1994               5


     Consolidated Statements of Cash Flow for the three and
         nine months ended September 30, 1995 and 1994                         6


     Notes to Consolidated Interim Financial Statements                        7


     Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                             9



PART II.  OTHER INFORMATION                                                   21

PXRE            Consolidated Balance Sheets
Corporation     (unaudited at September 30, 1995)
------------------------------------------------------------------------------------------------------------------
                                                                                 September 30,        December 31,
                                                                                     1995                 1994
                                                                                     ----                 ----
Assets          Investments:
                  Fixed maturities, available for sale, at fair value (amortized
                  cost $212,194,000 and $212,465,000,  respectively)               $214,283,920         $204,587,171
                  Equity securities, at fair value                                    3,000,000                    0
                  Short-term investments                                             50,493,735           26,812,546
                                                                                   ------------         ------------
                    Total investments                                               267,777,655          231,399,717
                Cash                                                                  2,377,920              389,249
                Accrued investment income                                             4,000,117            3,164,703
                Receivables:
                  Unreported premiums                                                22,471,576           22,718,835
                  Balances due from intermediaries and brokers                        7,131,608            2,864,930
                  Other receivables                                                   5,002,449            5,499,648
                Receivable from affiliates                                              367,457               73,423
                Income tax recoverable                                                2,832,698            1,601,844
                Reinsurance recoverable:  Affiliates                                  7,662,272            5,348,637
                                          Non-affiliates                             28,394,402           40,055,458
                Ceded unearned premiums                                               8,972,409            4,702,678
                Deferred acquisition costs                                            2,242,967              863,138
                Deferred income taxes benefit                                                 0            1,358,229
                Investment in equity of Transnational Re Corporation                 34,254,242           28,883,788
                Other assets                                                          8,831,932            4,870,139
                                                                                   ------------         ------------
                    Total assets                                                   $402,319,704         $353,794,416
                                                                                   ------------         ------------

Liabilities     Losses and loss expenses                                            $76,151,023          $81,835,558
                Unearned premiums                                                    26,036,446           12,263,128
                Reinsurance balances payable:  Affiliates                             2,686,884            4,966,732
                                               Non-affiliates                        11,530,891            9,398,128
                Notes payable                                                        67,775,000           69,700,000
                Deferred income taxes payable                                         2,033,050                    0
                Payable for securities                                               10,638,757                    0
                Other liabilities                                                     5,673,496            8,859,928
                                                                                   ------------         ------------
                    Total liabilities                                               202,525,547          187,023,474
                                                                                   ------------         ------------

Stockholders'  Serial preferred  stock,  $.01 par value --
Equity          500,000 shares authorized; 0 and 10,009 Series A 8%
                cumulative convertible shares issued and outstanding                          0                  100
                Common stock, $.01 par value --
                  20,000,000 shares authorized; 8,983,024 and 6,921,609 shares           89,830               69,216
                  issued
                Additional paid-in capital                                          117,650,135          116,888,369
                Net unrealized appreciation (depreciation) on investments, net of deferred income tax expense (benefit) of $731,000 and
                ($2,757,000)                                                          1,515,978           (5,976,354)
                Retained earnings                                                    82,869,171           57,933,848
                Treasury stock at cost (238,755 and 258,370 shares)                  (1,719,459)          (1,860,687)
                Restricted stock at cost (34,000 and 14,385 shares)                    (611,498)            (283,550)
                                                                                   ------------         ------------
                  Total stockholders' equity                                        199,794,157          166,770,942
                                                                                   ------------         ------------
                    Total liabilities and stockholders' equity                     $402,319,704         $353,794,416
                                                                                   ============         ============










                The accompanying notes are an integral part of these statements.







PXRE            Consolidated Statements of Income
Corporation


                                                                                           (unaudited)
                                                                       Three Months Ended                   Nine Months Ended
                                                                          September 30,                       September 30,
                                                                   1995               1994              1995               1994
                                                                   ----               ----              ----               ----

Revenues        Net premiums earned                               $24,320,379       $26,650,824       $73,018,528       $81,540,465
                Net investment income                               3,874,380         4,451,585        10,805,037        10,022,346
                Net realized investment gains (losses)                282,068                 0          (486,212)       (1,217,584)
                Management fees :  Affiliate                          924,618           780,593         2,596,881         2,318,418
                                   Non-affiliate                      730,669         1,716,217         2,406,821         3,214,809
                                                                  -----------       -----------       -----------       -----------
                                                                   30,132,114        33,599,219        88,341,055        95,878,454
                                                                  -----------       -----------       -----------       -----------
Losses and      Losses and loss expenses incurred                  12,050,871         9,803,738        27,051,454        39,609,969
 expenses       Commissions and brokerage                           3,159,969         3,945,641         9,726,620        11,420,646
                Other operating expenses                            3,007,294         2,327,918         8,068,649         6,279,859
                Interest expense                                    1,891,543         1,907,042         5,423,472         5,720,885
                                                                  -----------       -----------       -----------       -----------
                                                                   20,109,677        17,984,339        50,270,195        63,031,359
                                                                  -----------       -----------       -----------       -----------
                Income before income taxes and equity in net
                  earnings of Transnational Re Corporation         10,022,437        15,614,880        38,070,860        32,847,095
                Equity in net earnings of Transnational Re
                  Corporation                                       1,406,155         1,268,954         4,451,849         3,120,849
                Income tax provision                                3,555,000         5,426,000        13,325,000        11,189,000
                                                                  -----------       -----------       -----------       -----------
                Net income                                         $7,873,592       $11,457,834       $29,197,709       $24,778,944
                                                                  ===========       ===========       ===========       ===========

                Preferred stock dividend                                   $0          $501,200          $598,928        $1,503,600
                                                                  ===========       ===========       ===========       ===========

                Operating income available to common
                  stockholders                                     $7,873,592       $10,956,634       $28,598,781       $23,275,344
                                                                  ===========       ===========       ===========       ===========

Per share       Primary:
                     Net income                                         $0.89             $1.62             $3.54             $3.46
                                                                  ===========       ===========       ===========       ===========
                     Average shares outstanding                     8,860,923         6,764,067         8,077,213         6,736,538
                                                                  ===========       ===========       ===========       ===========

                Fully diluted:
                     Net income                                         $0.89             $1.30             $3.29             $2.81
                                                                  ===========       ===========       ===========       ===========
                     Average shares outstanding                     8,887,193         8,828,208         8,877,290         8,820,766
                                                                  ===========       ===========       ===========       ===========






                The accompanying notes are an integral part of these statements.








PXRE               Consolidated Statements of Stockholders' Equity
Corporation
                   (unaudited)

                                                                              Three Months Ended            Nine Months Ended
                                                                                 September 30,                 September 30,
                                                                             1995           1994           1995             1994
                                                                             ----           ----           ----             ----
Common stock:        Balance at beginning of period                      $      89,616   $     68,268   $     69,216   $     67,849
                     Issuance of shares                                            214            242         20,614            661
                                                                         -------------   ------------   ------------   ------------
                        Balance at end of period                         $      89,830   $     68,510   $     89,830   $     68,510
                                                                         =============   ============   ============   ============

Preferred stock:     Balance at beginning of period                      $           0   $        100   $        100   $        100
                     Conversion of shares                                            0              0           (100)             0
                                                                         -------------   ------------   ------------   ------------
                        Balance at end of period                         $           0   $        100              0            100
                                                                         =============   ============   ============   ============

Additional           Balance at beginning of period                      $ 117,292,178   $115,245,203   $116,888,369   $114,336,608
paid-in capital:     Issuance of common shares                                 261,798        301,510        674,956        815,732
                     Conversion of preferred shares                                  0              0        (20,260)             0
                     Other                                                      96,159        114,191        107,070        508,564
                                                                         -------------   ------------   ------------   ------------
                        Balance at end of period                         $ 117,650,135   $115,660,904   $117,650,135   $115,660,904
                                                                         =============   ============   ============   ============

Unrealized           Balance at beginning of period                      $   1,102,208   $ (1,859,177)  $ (5,976,354)  $  2,667,621
appreciation         Change in fair value for the period                       280,672     (1,595,165)     6,479,010     (5,726,578)
(depreciation)       Equity in net change in Transnational Re
on investments:         appreciation (depreciation)                            133,098       (153,350)     1,013,322       (548,735)
                                                                         -------------   ------------   ------------   ------------

                        Balance at end of period                         $   1,515,978   $ (3,607,692)  $  1,515,978   $ (3,607,692)
                                                                         =============   ============   ============   ============

Retained earnings:   Balance at beginning of period                      $  76,306,357   $ 38,921,774   $ 57,933,848   $ 27,584,795
                     Net income                                              7,873,592     11,457,834     29,197,709     24,778,944
                     Dividends paid to common stockholders                  (1,310,778)      (494,454)    (3,663,458)    (1,476,185)
                     Dividends accrued to preferred stockholders                     0       (501,200)      (598,928)    (1,503,600)
                                                                         -------------   ------------   ------------   ------------
                        Balance at end of period                         $  82,869,171   $ 49,383,954   $ 82,869,171   $ 49,383,954
                                                                         =============   ============   ============   ============

Restricted stock:    Balance at beginning of period                      $    (681,410)  $   (364,084)  $   (283,550)  $          0
                     Issuance of restricted stock                                    0              0       (499,005)      (364,084)
                     Amortization of restricted stock                           69,912              0        171,057              0
                                                                         -------------   ------------   ------------   ------------
                        Balance at end of period                         $    (611,498)  $   (364,084)  $   (611,498)  $   (364,084)
                                                                         =============   ============   ============   ============

Treasury stock:      Balance at beginning of period                      $  (1,719,459)  $ (1,860,687)  $ (1,860,687)  $ (1,966,743)
                     Issuance of treasury stock                                      0              0        141,228        106,056
                                                                         -------------   ------------   ------------   ------------
                        Balance at end of period                         $  (1,719,459)  $ (1,860,687)  $ (1,719,459)  $ (1,860,687)
                                                                         =============   ============   ============   ============

Total                Balance at beginning of period                      $ 192,389,490   $150,151,397   $166,770,942   $142,690,230
stockholders'        Issuance of common shares                                 262,012        301,752        695,570        816,393
equity:              Conversion of preferred stock                                   0              0        (20,360)             0
                     Issuance of treasury stock                                      0              0        141,228        106,056
                     Restricted stock                                           69,912              0       (327,948)      (364,084)
                     Unrealized appreciation (depreciation) on
                      investments net of deferred income tax                   413,770     (1,748,515)     7,492,332     (6,275,313)
                     Net income                                              7,873,592     11,457,834     29,197,709     24,778,944
                     Dividends                                              (1,310,778)      (995,654)    (4,262,386)    (2,979,785)
                     Other                                                      96,159        114,191        107,070        508,564
                                                                         -------------   ------------   ------------   ------------
                        Balance at end of period                         $ 199,794,157   $159,281,005   $199,794,157   $159,281,005
                                                                         =============   ============   ============   ============

     The  accompanying   notes  are  an  integral part  of  these statements.






PXRE              Consolidated Statements of Cash Flow
Corporation


                                                                                              (unaudited)

                                                                      Three Months Ended                  Nine Months Ended
                                                                         September 30,                       September 30,
                                                                    1995              1994              1995               1994
                                                                    ----              ----              ----               ----
Cash flow         Net income                                       $7,873,592       $11,457,834       $29,197,709       $24,778,944
from operating    Adjustments to reconcile net income to net cash
activities          provided by operating activities:
                       Losses and loss expenses                       997,332         2,113,589        (5,684,535)       14,531,483
                       Unearned premiums                            4,495,069         8,535,777         9,503,587         9,497,417
                       Deferred acquisition costs                    (575,489)         (777,874)       (1,379,829)         (442,209)
                       Receivables                                  4,028,013          (638,415)       (3,816,254)       (8,706,502)
                       Reinsurance balances payable                 3,023,670         4,067,395          (147,086)        7,366,076
                       Reinsurance recoverable                      2,563,220        (5,343,567)        9,347,422       (12,583,825)
                  Income tax recoverable                           (1,167,989)        3,885,972        (1,875,420)        5,422,472
                  Equity in net earnings of affiliate              (1,365,110)       (1,268,953)       (4,357,155)       (3,120,849)
                  Other                                            (1,335,035)       (3,888,169)       (4,253,155)       (1,003,989)
                                                                  -----------       -----------      ------------        -----------
                       Net cash provided by operating
                          activities                               18,537,273        18,143,589        26,535,284        35,739,018
                                                                  -----------       -----------      ------------        -----------
Cash flow         Cost of fixed maturity investments              (23,859,953)       (9,917,756)     (101,575,297)      (49,850,849)
from investing    Fixed maturity investments matured/disposed       9,400,487         6,685,621       101,366,386        41,123,772
activities        Payable for securities                           10,638,750         8,052,531        10,638,750       (20,441,435)
                  Cost of equity securities                        (3,000,000)                0        (3,000,000)                0
                  Investment in joint venture                               0                 0        (2,000,000)                0
                  Net change in short-term investments             (9,810,967)      (22,803,115)      (23,681,189)       (4,555,951)
                                                                  -----------       -----------      ------------        -----------
                       Net cash used by investing activities      (16,631,683)      (17,982,719)      (18,251,350)      (33,724,463)
                                                                  -----------       -----------      ------------        -----------


Cash flow         Proceeds from issuance of common stock              262,012          415,941           317,444          1,066,927
from financing    Cash dividends paid to preferred                          0         (501,200)         (933,061)        (1,503,600)
activities        stockholders
                  Cash dividends paid to common stockholders       (1,310,731)        (494,454)       (3,663,458)        (1,476,185)
                  Repurchase of debt                               (2,016,188)               0        (2,016,188)                 0
                                                                  -----------       ----------       -----------         -----------
                       Net cash used by financing activities       (3,064,907)        (579,713)       (6,295,263)        (1,912,858)
                                                                  -----------       ----------       -----------         -----------

                  Net change in cash                               (1,159,317)         (418,843)       1,988,671            101,697
                  Cash, beginning of period                         3,537,237         2,753,796           389,249          2,233,256
                                                                  -----------       -----------      ------------        -----------
                  Cash, end of period                              $2,377,920        $2,334,953        $2,377,920         $2,334,953
                                                                  ===========       ===========      ============        ===========






         The accompanying notes are an integral part of these statements.








PXRE          Notes to Consolidated Interim Financial Statements (Unaudited)
Corporation
--------------------------------------------------------------------------------

1. Basis of               The accompanying interim financial statements have
   Presentation       been prepared in conformity with generally accepted
                      accounting principles ("GAAP"). These statements reflect
                      the consolidated operations of PXRE Corporation and its
                      subsidiaries PXRE Reinsurance Company and PXRE Trading
                      Corporation (collectively referred to as PXRE).
                          The interim consolidated financial statements are
                      unaudited; however, in the opinion of management, the
                      foregoing financial statements include all adjustments,
                      consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim
                      period. These interim statements should be read in
                      conjunction with the 1994 audited consolidated financial
                      statements and related notes. The preparation of interim
                      financial statements relies significantly upon estimates.
                      Use of such estimates, and the seasonal nature of a
                      portion of the reinsurance business, necessitates caution
                      in drawing specific conclusions from interim results.


2.  Premiums              Premiums on reinsurance business assumed are recorded
    Assumed           as earned on a pro rata basis over the contract period
    and Ceded         based on estimated subject premiums. Adjustments based on
                      actual and subject premium are recorded once ascertained.
                      The portion of premiums written relating to unexpired
                      coverages at the end of the period is recorded as unearned premiums. Reinsurance  premiums ceded  are  recorded  as
                      incurred on a pro rata basis over the contract period.


3.  Losses and            Liabilities for losses and loss expenses are
    Loss Expenses     established in amounts estimated to settle incurred
    Liabilities       losses. Losses and loss expense liabilities are based on
                      individual case estimates provided for reported losses for known events and estimates of incurred but not reported
                      losses. Losses and loss expense liabilities are
                      necessarily based on estimates and the ultimate
                      liabilities may vary from such estimates. Any  adjustments to these estimates are reflected in income when known.
                          Reinsurance recoverable on paid losses and reinsurance
                      recoverable on unpaid losses are reported as assets.
                      Reinsurance recoverable on paid losses represent amounts
                      recoverable from retrocessionaires at the end of the
                      period for gross losses previously paid. Provisions are
                      established for all reinsurance recoveries which are
                      considered doubtful.
                          PXRE has provided approximately $11 million (before
                      reinstatement premiums) with respect to losses from
                      hurricanes Luis and Marilyn in the third quarter of 1995.
                      Because of the significant delay in losses being reported
                      to insurance carriers and reinsurers, such as PXRE, PXRE's loss estimate is necessarily based on broad assumptions
                      and is subject to possible revision.


4.  Investments           Fixed maturity investments and equity securities are
                      considered available for sale and are reported at fair
                      value. Unrealized gains and losses as a result of
                      temporary changes in fair value over the period such
                      investments are held are reflected net of income taxes in
                      stockholders' equity. Unrealized losses which are not
                      temporary are charged to operations. Short-term
                      investments are carried at amortized cost which
                      approximates fair value. Realized gains or losses on
                      disposition of investments are determined on the basis of
                      specific identification. The amortization of premiums and
                      accretion of discounts for fixed maturity investments are
                      computed utilizing the interest method. The effective
                      yield under the interest method is adjusted for
                      anticipated prepayments.
                          In March 1995, PXRE and Transnational Re Corporation
                      ("TREX") entered into a joint venture arrangement to trade in catastrophe futures and options contracts on the
                      Chicago Board of Trade. PXRE and TREX have each
                      contributed $2.5 million to capitalize this venture. No
                      significant trading activities have occurred during the
                      nine months ended September 30, 1995.





PXRE          Notes to Consolidated Interim Financial Statements (Unaudited)
Corporation
--------------------------------------------------------------------------------

5.  Management  Fees      Management fees are recorded as earned under various
                      arrangements whereby PXRE Reinsurance Company acts as
                      underwriting manager for other insurers and reinsurers.
                      These fees are initially based on premium volume, but are
                      adjusted through contingent profit commissions related to
                      underwriting results measured over a period of years.


6.  Deferred              Acquisition costs consist of commissions and brokerage
    Acquisition       expenses incurred in connection with contract issuance,
    Costs             net of acquisition costs ceded. These costs are deferred
                      and amortized over the period in which the related
                      premiums are earned. Deferred acquisition costs are
                      reviewed periodically to determine that they do not exceed recoverable amounts after allowing for anticipated
                      investment income.


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


8.  Treasury              In April 1995, PXRE was authorized to repurchase up to
    Stock             700,000 shares of its stock. PXRE has not yet repurchased
                      any shares of its stock.


9.  Notes                 During the third quarter of 1995, PXRE Reinsurance
    Payable           Company repurchased $1,925,000 par value of Senior Notes
                      at an aggregate cost of $2,016,000.


10.  Subsequent           PXRE does not anticipate any significant losses in the
     Events           fourth quarter from hurricane Opal given the current
                      market loss estimates of under $3.0 billion or from
                      typhoon Angela in the Philippines.




PXRE              Management's Discussion and Analysis of Financial
Corporation       Condition and Results of Operations
-------------------------------------------------------------------------------
General               As a reinsurer principally of property risks, PXRE's
                  operating results in any given period depend to a large extent on the number and magnitude of natural and man-made
                  catastrophes such as hurricanes, windstorms, floods,
                  earthquakes, spells of severely cold weather, fires, and
                  explosions. PXRE writes a significant amount of international business to achieve geographic diversification of its
                  catastrophe exposures and to allow it to take advantage of business opportunities abroad which, because of possible
                  differences in timing of the reinsurance cycle in different regions, may at times offer more favorable terms than those available in the domestic reinsurance market.
                      PXRE exercises discipline in committing and withholding
                  its underwriting capacity and altering its mix of business to concentrate its underwriting capacity at any given point in time on those types of business where management believes that above average underwriting results can be achieved. PXRE is currently pursuing a strategy of focusing on catastrophe
                  related coverages in both the international and domestic
                  markets. This strategy has been designed to capitalize on the substantial improvements in pricing and other terms of these coverages which evolved following the high levels of
                  catastrophic loss activity, in terms of both frequency and severity of loss, experienced by the worldwide reinsurance industry since 1987, but which has moderated since the
                  beginning of 1995. PXRE also has been reducing, upon renewal, its catastrophe retrocessional facilities (and associated
                  premiums ceded) and bearing the increase in net exposures. In view of the increased underwritings of catastrophe related reinsurance and the larger net exposure being retained by PXRE as a consequence of its reduction in its catastrophe
                  retrocessional facilities, the occurrence of one or more major catastrophes in any given period (such as Hurricanes Andrew and Iniki in 1992 and the Northridge earthquake in 1994) could have a material adverse impact on PXRE's results of operations and financial condition and result in substantial outflows of cash as losses are paid. Moreover, no assurances can be given that the pricing and other terms of catastrophe related
                  coverages currently in effect will continue, particularly in view of heightened competition from new market entrants and other market participants. PXRE has, in recent years,
                  increased its writing of marine and aviation business. In the fourth quarter of 1992, PXRE decided to reduce significantly its writing of traditional pro rata and risk excess
                  reinsurance business due to management's unfavorable
                  evaluation of the condition of such business.
                      PXRE generates management fee income by managing business
                  for other insurers and reinsurers, either by accepting
                  additional amounts of coverage on underwritten risks and
                  retroceding such additional amounts to participants through various retrocessional arrangements or, in one case, by
                  managing the underwriting and other day-to-day operations of a publicly-owned reinsurance group.
                      At September 30, 1995, PXRE was a party to two such
                  retrocessional arrangements, one with a group of insurers and reinsurers referred to as the AMA, and one with Trenwick
                  America Reinsurance Corporation ("Trenwick Group"). Under
                  these arrangements, both of which were renewed effective
                  January 1, 1995, PXRE cedes some of its underwritten risks to the participants, subject to maximum aggregate liabilities per reinsurance program (approximately $600,000 in the case of the
                  AMA and approximately $1,500,000 in the case of Trenwick
                  Group). PXRE receives a management fee or commission of 5% of premiums ceded and a percentage of any ultimate underwriting profits in connection with the reinsurance ceded. Such
                  percentage of ultimate underwriting profits is in each case paid over a three-year period and is subject to adjustment based on cumulative experience.


                  Future management fee income is dependent upon the amount of business ceded to the participants and the profitability of that business.
                     In the past, PXRE has entered into other retrocessional
                  arrangements providing catastrophic protection. As discussed above, PXRE has reduced its own catastrophe retrocessional facilities (and associated premiums ceded) and is bearing the increase in net exposures. PXRE elected not to purchase any significant retrocessional coverage in 1994, and does not expect to purchase any significant retrocessional coverage in 1995. However, as the cost of catastrophe retrocessional facilities declines, PXRE may selectively purchase such coverages.
                      Since November 8, 1993, PXRE has been party to a
                  management agreement (the "Management Agreement") under which PXRE has responsibility for the day-to-day operations of TREX and its subsidiary Transnational Reinsurance Company
                  ("Transnational"), including all the reinsurance operations of Transnational. TREX and Transnational do not have any operating properties, systems or paid employees. Pursuant to the Management Agreement, PXRE provides all the operating facilities, systems, equipment and management and clerical employees required to conduct the businesses of TREX and Transnational.
                      Under the terms of the Management Agreement, Transnational shares in certain specified business of PXRE that is classified as property retrocessional reinsurance business, marine and aviation retrocessional reinsurance or marine and aviation reinsurance and facultative excess of loss reinsurance. Transnational is also entitled to share similarly in other property reinsurance business, if any, which PXRE may, from time to time, propose that Transnational underwrite and which Transnational's Board of Directors may approve.
                      Transnational pays PXRE an annual basic management fee
                  under the Management Agreement equal to 5% of gross premiums written (including reinstatement premiums less return premiums) of Transnational and its consolidated subsidiaries
                  (if any) as reflected in Transnational's statutory quarterly and annual statements filed with state insurance authorities.
                  In addition, PXRE is entitled to receive from TREX a contingent fee equal to 20% of "net income" (as defined) in excess of a 20% "return on equity" (as defined) of TREX for each year, or part thereof, that the Management Agreement remains effective (the first such year for such purpose having commenced on January 1, 1994). TREX and Transnational also pay all expenses directly attributable to them, including a proportionate share of PXRE's rental expenses with respect to office space based on gross premiums written for the management year.
                      The Management Agreement has an initial term ending
                  December 31, 1998 and will automatically renew for successive three year terms unless either PXRE gives or TREX and Transnational give at least one year's advance written notice of non-renewal. The Management Agreement may be terminated by TREX and Transnational if Transnational's gross written premiums for a calendar year fall below specified levels.







Comparison of
Third Quarter
Results for
1995 with 1994


                                            Three Months Ended Sept. 30,     Increase/
                                                 1995         1994          (Decrease)
                                                 ----         ----           ---------
                                                    (in thousands)              %
                   Gross premiums written        $45,720      $55,784        (18.0)

                   Ceded premiums:
                     Managed business              8,409        9,023         (6.8)
                     TREX Management Agreement     7,082        9,715        (27.1)
                     Catastrophe                   1,411        1,833        (23.0)
                     Other                             3           26        (88.5)
                                                       -           --
                                                  16,905       20,597        (17.9)
                                                  ------       ------

                   Net premiums written          $28,815      $35,187        (18.1)
                                                 =======      =======

                      Net premiums written for the three months ended September
                  30, 1995 decreased 18.1% to $28,815,000 from $35,187,000 for the corresponding period of 1994. Gross premiums written for the third quarter of 1995 decreased 18.0% to $45,720,000 from $55,784,000 for the comparable period of 1994. Net premiums earned for the third quarter of 1995 decreased 8.7% to $24,320,000 from $26,651,000 in the year-earlier period. Gross written, net written and net earned premiums for the third quarter of 1995 were all affected by non-renewal of business due to the inadequacy of prices on certain lines of business (mainly catastrophe related business) that do not meet the underwriting criteria of PXRE, moderating rate levels, a movement of some coverage to layers paying less premium but which PXRE believes have better risk/reward ratios because they are further removed from loss, and reduced income from aviation and pro rata business caused by a change in the products offered as PXRE responded to the poor experience in these lines of business in 1994.
                      Premiums ceded by PXRE to its managed business
                  participants decreased 6.8% to $8,409,000 for the third quarter of 1995 compared with $9,023,000 for the corresponding period of 1994. The decrease in gross premiums written which were ceded to these programs was due principally to the decrease in the amount of premiums written by PXRE discussed above. In addition, the percentage of premiums ceded to the AMA program decreased in the third quarter of 1995 according to the contract terms compared with the corresponding quarter of the prior year. During the third quarter of 1995, pursuant to the Management Agreement, PXRE also ceded $7,082,000 of premiums to Transnational in lieu of direct reinsurance writings by Transnational as compared with $9,715,000 in the same period of 1994. Management fee income from all sources for the third quarter of 1995 decreased 33.7% to $1,655,000 compared with $2,497,000 for the corresponding period of 1994. The decrease was due to both the loss activity for the quarter which resulted in decreased profitability of business ceded to PXRE's managed business participants and a reduction of business ceded to those participants.
                       Ceded premiums for catastrophe programs were 23.0% lower
                  for the third quarter of 1995 compared to the corresponding period of 1994, primarily because of management's decision not to renew certain of its retrocessional coverages that expired in April 1995.

                      The underwriting results of a property and casualty
                  insurer are discussed frequently by reference to its loss ratio, underwriting expense ratio and combined ratio. The loss ratio is the result of dividing losses and loss expenses incurred by net premiums earned. The underwriting expense ratio is the result of dividing underwriting expenses (reduced by management fees, if any) by net premiums written for purposes of statutory accounting practices ("SAP") and net premiums earned for purposes of GAAP. The combined ratio is the sum of the loss ratio and the underwriting expense ratio. A combined ratio under 100% indicates underwriting profits and a combined ratio exceeding 100% indicates underwriting losses. The combined ratio does not reflect the effect of investment income on operating results. The ratios discussed below have been calculated on a GAAP basis.
                      The loss ratio was 49.6% for the third quarter of 1995
                  compared with 36.8 % for the comparable quarter of 1994. The loss ratio for the third quarter of 1995 reflected incurred catastrophe losses of $9,612,000 gross and $8,068,000 net for 1995 and prior accident years as compared with $15,599,000 gross and $6,903,000 net in the same period of 1994 for 1994 and prior accident years.
                      Significant losses affecting the third quarter of 1995
                  loss ratio are as follows:

                                                   Amount of Losses
                                                   ----------------
                  Loss Event                   Gross              Net
                  ----------                   -----              ---
                                                   (in thousands)
                  Hurricane Marilyn           $10,317            $8,150
                  Hurricane Luis                3,544             2,800
                  Risk Losses                   2,250             1,832
                  Kobe Earthquake              (3,856)           (3,055)

                      During the third quarter of 1995, PXRE partially reversed
                  its original first quarter provision for loss of $4.0 million for the Kobe, Japan earthquake based upon current reports of losses and industry estimates.

                      Significant  events  affecting  the  same  period  of 1994 included the following:

                                                  Amount of Losses
                                                  ----------------
                  Loss Event                   Gross              Net
                  ----------                   -----              ---
                                                   (in thousands)
                  Northridge earthquake        $4,021            $1,844
                  Four aviation losses          9,521             4,001


                      The provision for losses and loss expenses includes the
                  effect of foreign exchange movements on PXRE's liability for losses and loss expenses, resulting in a foreign currency exchange gain of $123,000 for the third quarter of 1995 compared to a loss of $36,000 for the third quarter of 1994.
                      During the third quarter of 1995, PXRE experienced a
                  savings of $316,000 net for prior years' losses and loss expenses. The loss ratio for the comparable quarter in 1994 was unfavorably affected by increases to reserves of $816,000 net for prior years' losses and loss expenses.
                      The underwriting expense ratio was 18.6% for the third
                  quarter of 1995 compared with 14.2% for the comparable quarter of 1994. The increase was substantially due to the increased operating expenses discussed below. As a result of the above, the combined ratio was 68.2% for the third quarter of 1995, compared with 51.0% for the comparable period of 1994.
                      Other operating expenses increased to $3,007,000 for the
                  third quarter of 1995 from $2,328,000 in the comparable period of 1994. Operating expenses in the third quarter of 1995 reflect a foreign currency exchange loss of $409,000 compared to gains of $235,000 for the corresponding period of 1994.
                      Interest expense decreased to $1,892,000 in the third
                  quarter of 1995 compared to $1,907,000 in the same period of 1994 due to the repurchase of $5,300,000 par value of PXRE's 9.75% Senior Notes at prices from 99.25 to 99.625 during the fourth quarter of 1994 and the repurchase of $1,925,000 par value of Senior Notes at prices ranging from 104.625 to 105.0 during the third quarter of 1995. The loss on repurchase was not material.
                      Net investment income for the third quarter of 1995
                  decreased 13.0% to $3,874,000 from $4,452,000 for the same period of 1994. The decrease in net investment income was caused by a $1,300,000 retroactive adjustment in the third quarter of 1994 related to prepayments on Government National Mortgage Association mortgage-backed securities. Net realized investment gains for the third quarter of 1995 were $282,000 resulting primarily from the sale of $6,916,000 of U.S. Treasury securities compared with net realized gains of $0 for the comparable period in 1994.
                      The net effects of foreign currency exchange fluctuations
                  were losses of $286,000 in the third quarter of 1995 and gains of $199,000 for the comparable quarter of 1994. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."
                      Net income for the three months ended September 30, 1995
                  includes $1,406,000 which represents PXRE's equity share of TREX's net earnings compared with $1,269,000 for the comparable period in 1994.
                      For the reasons discussed above, net income was $7,874,000 for the third quarter of 1995 compared to net income of $11,458,000 for the comparable quarter of 1994. Primary net income per common share was $.89 for the third quarter of 1995 compared to net income per common share of $1.62 for the comparable quarter of 1994 (after provision for cumulative dividends of $501,200 on the Series A Preferred Stock). Because PXRE converted its Series A Preferred Stock into shares of common stock during the second quarter of 1995, there is no preferred dividend in the third quarter of 1995, and average shares outstanding were 8,860,900 in the third quarter of 1995 compared to 6,764,100 in the comparable quarter of 1994. Fully diluted net income per common share was $.89 for the third quarter of 1995 compared to net income per common share of $1.30 for the comparable quarter of 1994 based on average shares outstanding of 8,887,200 in the third quarter of 1995 and 8,828,200 in the comparable quarter of 1994.

Comparison of
Year-to-date Results
for 1995 with 1994

                                                               Nine Months Ended Sept. 30,
                                                                --------------------------        Increase/
                                                                   1995              1994        (Decrease)
                                                                   ----              ----        ----------
                                                                        (in thousands)              %
                   Gross premiums written                        $128,953           $150,057      (14.1)

                   Ceded premiums:
                     Managed business                              22,388             25,089      (10.8)
                     TREX Management Agreement                     19,539             23,275      (16.1)
                     Catastrophe                                    4,878             10,382      (53.0)
                     Other                                          (176)                273     (164.5)
                                                                  -------            -------
                                                                   46,629             59,019      (21.0)
                                                                  -------            -------

                   Net premiums written                           $82,324            $91,038      (9.6)
                                                                  =======            =======

                      Net premiums written for the nine months ended September
                  30, 1995, decreased 9.6% to $82,324,000 from $91,038,000 for the corresponding period of 1994. Gross premiums written for 1995 decreased 14.1% to $128,953,000 from $150,057,000 for
                  1994. Net premiums earned for the nine months ended September 30, 1995, decreased 10.5% to $73,019,000 from $81,540,000 in the year-earlier period. Gross written, net written and net earned premiums for the first nine months of 1995 were all affected by lower reinstatement premiums resulting from a reduced level of loss activity in the period, non-renewal of business due to the inadequacy of prices on certain lines of business (mainly catastrophe related business) that do not meet the underwriting criteria of PXRE, moderating rate levels, a movement of some coverage to layers paying less premium but which PXRE believes have better risk/reward ratios because they are further removed from loss, and reduced income from aviation and pro rata business caused by a change in the products offered as PXRE responded to the poor experience in these lines of business in 1994.
                      Premiums ceded by PXRE to its managed business
                  participants decreased 10.8% to $22,388,000 for 1995 compared with $25,089,000 for 1994. The decrease in gross premiums written which were ceded to these programs was due principally to the decrease in the amount and percentage of premiums written by PXRE on behalf of the managed business participants. During the first nine months of 1995, pursuant to the Management Agreement, PXRE also ceded $19,539,000 of premiums compared to $23,275,000 during the corresponding period of 1994 to Transnational in lieu of direct reinsurance writings by Transnational. Management fee income from all sources for 1995 decreased to $5,004,000 from $5,533,000 in 1994. The decrease reflected decreased business ceded to PXRE's managed business participants.
                      Ceded premiums for catastrophe programs for the first nine months of 1995 decreased 53.0% from the comparable period of 1994 primarily because of the lower level of ceded reinstatement premiums resulting from the reduced level of loss activity in the first nine months of 1995 and management's decision to commute certain reinsurance coverages subsequent to the first quarter of 1994.
                      The loss ratio was 37.0% for the first nine months of 1995 compared with 48.6% for the corresponding period of 1994. The loss ratio for the first nine months of 1995 reflected incurred catastrophe losses of $20,067,000 gross and $15,133,000 net for 1995 and prior accident years as compared with $57,157,000 gross and $29,009,000 net in the same period of 1994 for 1994 and prior accident years.

                      Significant losses affecting the nine months ended
                  September 30, 1995 loss ratio are as follows:

                                                                                  Amount of Losses
                                                                                  ----------------
                  Loss Event                                                   Gross              Net
                  ----------                                                   -----              ----
                                                                                     (in thousands)
                  Hurricane Marilyn                                          $10,317            $8,150
                  Hurricane Luis                                               3,544             2,800
                  Risk Losses                                                  6,850             5,667
                  Northridge Earthquake                                        5,145             3,489
                  Kobe Earthquake                                              1,208               945


                     Significant events affecting the same period of 1994 included the following:

                                                                                  Amount of Losses
                                                                                  ----------------
                  Loss Event                                                   Gross              Net
                  ----------                                                   -----              ----
                                                                                     (in thousands)
                  Northridge earthquake                                      $38,032           $18,995
                  Six aviation losses                                         16,402             8,908

                      The provision for losses and loss expenses includes the
                  effect of foreign exchange movements on PXRE's liability for losses and loss expenses, resulting in a foreign currency exchange loss of $20,000 for the first nine months of 1995 compared to a loss of $583,000 for the corresponding period of 1994.
                      During 1995, PXRE experienced a deficiency of $2,440,000
                  net for prior years losses and loss expenses from the 1994 Northridge Earthquake. The loss ratio for the corresponding period of 1994 was unfavorably affected by increases to reserves of $1,051,000 net for prior years losses and loss expenses.
                      The underwriting expense ratio was 17.5% for the nine
                  months ended September 30, 1995, compared with 14.9% for the comparable period of 1994. The increase was substantially due to the effect of a provision for contingent commissions related to the low level of losses incurred. As a result of the above, the combined ratio was 54.5% for the first nine months of 1995, compared with 63.5% for the corresponding period of 1994.
                      Other operating expenses increased to $8,069,000 for the
                  nine months ended September 30, 1995, from $6,280,000 in the comparable period of 1994. Operating expenses in the nine month period of 1995 primarily reflect an increase of $932,000 related to changes in the benefit plans, additional staff salaries, and other related benefits compared to the year earlier period. PXRE also incurred additional costs of $360,000 under a new lease in Edison, New Jersey, and the increase in depreciation expense from the capital expenditure of $2,800,000 for its new facilities. Included in other operating expenses were foreign currency exchange gains of $440,000 for 1995 compared to gains of $875,000 for 1994.
                      Interest expense decreased to $5,423,000 in the nine
                  months ended September 30, 1995, from $5,721,000 in the same period of 1994 due to repurchase of $5,300,000 par value of PXRE's 9.75% Senior Notes, at prices from 99.25 to 99.625 during the fourth quarter of 1994 and the repurchase of $1,925,000 par value of Senior Notes at prices ranging from
                  104.625 to 105.0 during the third quarter of 1995. The loss on repurchase was not material.
                      Net investment income for the nine months ended September
                  30, 1995, increased 7.8% to $10,805,000 from $10,022,000 for
                  1994. The increase in net investment income was caused by a
                  3.3 % increase in average investments for the first nine months of 1995 compared with the comparable period in the previous year, and by an increase in PXRE's pre-tax investment yield to 5.8 % for 1995 compared with 5.6% for 1994. The increase in average investments reflects investment of the cash flow from operations during 1995 and reinvestment of approximately $53,000,000 of municipal bonds into higher yielding intermediate term treasury securities. Net realized investment losses for the nine months ended September 30, 1995, were $486,000 compared with net realized losses of $1,218,000 for the comparable period in 1994. The net realized loss in 1995 was the result of the sale of $58,000,000 of municipal bonds whereas the net realized loss in 1994 was primarily the result of prepayment experience of GNMAs purchased late in 1993. PXRE recorded directly to equity a $7,492,000 after tax unrealized increase in the value of its investment portfolio during the nine months ended September 30, 1995, resulting from the decline of interest rates since December 31, 1994.
                      The net effects of foreign currency exchange fluctuations
                  were gains of $420,000 in the nine months ended September 30, 1995 and gains of $292,000 for the comparable period of 1994. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."
                      Net income for the nine months ended September 30, 1995
                  includes $4,452,000 which represents PXRE's approximately 21.8% equity share of TREX's net earnings as compared with $3,121,000 representing approximately 21% share of TREX's earnings in the comparable period in 1994. The change in the equity share of TREX's earnings reflects the higher level of TREX's net income. The change in PXRE's ownership relates to TREX's repurchase of 270,100 shares of its publicly owned Class A shares.
                      For the reasons discussed above, net income was
                  $29,198,000 for the nine months ended September 30, 1995, compared to net income of $24,779,000 for the comparable period of 1994. Primary net income per common share was $3.54 for the nine months ended September 30, 1995 (after provision for cumulative dividends of $598,900 on the Series A Preferred Stock) compared to net income per common share of $3.46 for the comparable period of 1994 (after provision for cumulative dividends of $1,503,600 on the Series A Preferred Stock) based on average shares outstanding of 8,077,200 in 1995 and 6,736,500 in 1994. Fully diluted net income per common share was $3.29 for the nine months ended September 30, 1995 compared to net income per common share of $2.81 for the comparable period of 1994 based on average shares outstanding of 8,877,300 in 1995 and 8,820,800 in 1994.

Liquidity             PXRE (parent company) relies primarily on cash dividends
and Capital       and net tax allocation payments from its subsidiary PXRE
Resources         Reinsurance to pay its operating expenses and income taxes, to meet its debt service obligations and to pay dividends to PXRE stockholders. The payment of dividends by PXRE Reinsurance to PXRE is subject to limits imposed under the insurance laws and regulations of Connecticut, the state of incorporation and domicile of PXRE Reinsurance, as well as certain restrictions arising in connection with PXRE's Senior Notes discussed below. Connecticut insurance law provides that the maximum amount of dividends or other distributions that PXRE
                  Reinsurance may declare or pay to PXRE within any twelve month period, without regulatory approval, is limited to the lesser of (a) earned surplus or (b) the greater of 10% of policyholders' surplus at December 31 of the preceding year or 100% of net income for the twelve month period ending December
                  31 of the preceding year, all determined in accordance with SAP. Accordingly, the Connecticut insurance laws could limit the amount of dividends available for distribution by PXRE
                  Reinsurance without prior regulatory approval, depending upon a variety of factors outside the control of PXRE, including the frequency and severity of catastrophe and other loss events and changes in the reinsurance market, in the insurance regulatory environment and in general economic conditions. As of December 31, 1994, PXRE Reinsurance had earned surplus of $44,579,000 and a policyholders' surplus of $211,988,000 and its net income for 1994 was $33,538,000. The maximum amount of dividends or distributions that PXRE Reinsurance may declare and pay in 1995, without regulatory approval, is therefore
                  $33,538,000. During the first nine months of 1995, $6,000,000 in dividends was approved and paid by PXRE Reinsurance to PXRE.
                      Other sources of funds available to PXRE (parent company)
                  include investments retained by PXRE to provide support for debt service on its Senior Notes. Net tax allocation payments by PXRE Reinsurance are also expected to be a source of funds available to PXRE (parent company).
                      In the event the amount of dividends available, together
                  with other sources of funds, are not sufficient to permit PXRE
                  (parent company) to meet its debt service and other obligations and to pay cash dividends, it would be necessary to obtain the approval of the Connecticut Insurance
                  Commissioner prior to PXRE Reinsurance's payment of additional dividends. If such approval were not obtained, PXRE (parent company) would have to adopt one or more alternatives, such as refinancing or restructuring its indebtedness or seeking additional equity. There can be no assurance that any of these strategies could be effected on satisfactory terms, if at all.
                  In the event that PXRE (parent company) were unable to generate sufficient cash flow and were otherwise unable to obtain funds necessary to meet required payments of principal and interest on its indebtedness, PXRE (parent company) could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all of the funds borrowed thereunder to be due and payable together with accrued and unpaid interest.
                      In August 1993, PXRE (parent company) completed a public
                  offering of $75 million principal amount of 9.75% Senior Notes due August 15, 2003. Interest is payable on the Senior Notes semi-annually. Interest expense for 1994 in respect of the Senior Notes amounted to approximately $7,249,000. Interest expense for 1995 will amount to approximately $6,725,000. On and after August 15, 1998, the Senior Notes may be redeemed at the option of PXRE, in whole or in part, at redemption prices
                  (expressed as percentages of the principal amount), plus accrued and unpaid interest to the date fixed for redemption, of 103.656% at August 15, 1998, declining to 100% at August
                  15, 2001 and thereafter. The Indenture governing the Senior
                  Notes contains covenants which, among other things, limit the ability of PXRE and its Restricted Subsidiaries (including
                  PXRE Reinsurance): (a) to incur additional indebtedness
                  (except for the incurrence of Permitted Indebtedness and the incurrence of other Indebtedness by PXRE in circumstances where no Default or Event of Default exists and the Consolidated Fixed Charge Coverage Ratio of PXRE would be greater than 2:1 after giving effect to the incurrence) and, in the case of the Restricted Subsidiaries, to issue preferred stock; (b) to pay dividends, repurchase stock and to make certain other Restricted Payments (other than, among other things, if no Default or Event of Default exists (x)
                  Restricted Payments after August 31, 1993, not exceeding in the aggregate the sum of $3,000,000 plus 50% of Consolidated
                  Net Income (or minus 100% of any loss) from such date (with certain adjustments), plus the amounts of certain equity proceeds and certain reductions in Investments in Unrestricted
                  Subsidiaries, provided, that at the time of such Restricted
                  Payment the Consolidated Fixed Charge Coverage Ratio is greater than 2.0, and (y) in addition to permitted Restricted
                  Payments referred to in clause (x), the payment of cash dividends on Qualified Capital Stock after August 31, 1993 of up to an aggregate of $6,000,000, provided, that such dividends on Common Stock do not exceed $0.25 per share in any year);

                  (c) to sell or permit the issuance of any stock of PXRE Reinsurance or any other Principal Insurance Subsidiary; (d) to sell or transfer other assets (other than for at least Fair Market Value and generally for not less than 75% in cash or Cash Equivalents); (e) to create liens upon the properties or assets of PXRE or its Restricted Subsidiaries; or (f) to engage in any business other than the insurance and reinsurance businesses and other businesses incidental and related thereto. The Indenture also provides that within 30 days after a Change of Control of PXRE, PXRE will offer to purchase all the Senior Notes then outstanding at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of such purchase.
                      In the fourth quarter of 1994, PXRE's Board of Directors
                  authorized the repurchase of up to $20 million principal amount of Senior Notes in any one calendar year at below par prices in negotiated or open market transactions. As of December 31, 1994, PXRE had repurchased $5,300,000 principal amount of its Senior Notes at an aggregate cost of $5,275,000. In April 1995, PXRE's Board of Directors authorized such Senior Note repurchases to be made at or above par prices. During the third quarter of 1995, PXRE Reinsurance Company repurchased $1,925,000 principal amount of its parent company's Senior Notes at an aggregate cost of $2,016,000.
                      PXRE (parent company) files federal income tax returns for itself and all of its direct or indirect domestic subsidiaries that satisfy the stock ownership requirements for consolidation for federal income tax purposes (collectively, the "Subsidiaries"). PXRE (parent company) is party to an Agreement Concerning Filing of Consolidated Federal Income Tax Returns (the "Tax Allocation Agreement") pursuant to which each Subsidiary makes tax payments to PXRE (parent company) in an amount equal to the federal income tax payment that would have been payable by such Subsidiary for such year if it had filed a separate income tax return for such year. PXRE (parent company) is required to provide for payment of the consolidated federal income tax liability for the entire group. If the aggregate amount of tax payments made in any tax year by a Subsidiary is less than (or greater than) the annual tax liability for such Subsidiary on a stand-alone basis for such year, such Subsidiary will be required to make up such deficiency (or receive a credit if payments exceed the separate return tax liability) to (from) PXRE (parent company).
                      The primary sources of liquidity for PXRE Reinsurance are
                  net cash flow from operating activities (including interest income from investments), the maturity or sale of investments, borrowings, and capital contributions and advances from PXRE (parent company). Funds are applied primarily to the payment of claims, operating expenses and income taxes and to the purchase of fixed maturity and short-term investments. Premiums are typically received in advance of related claim payments. Net cash flow provided by operations was $26,535,000 during the nine months ended September 30, 1995, compared with net cash flow provided by the operations of $35,739,000 during the corresponding period of 1994, due to higher payments on prior year losses offset in part by the effects of timing of collection of receivables. Net cash flow provided by operations was $18,537,000 during the third quarter of 1995 compared with net cash flow provided of $18,144,000 during the corresponding period of 1994. The increase in net cash flow provided by operations resulted from the improved collection of premium receivable and reinsurance recoverables.
                      PXRE's management has established general procedures and
                  guidelines for its investment portfolio and oversees investment management carried out by Phoenix Investment Counsel, Inc., a subsidiary of Phoenix Home Life Mutual Life Insurance Company. Although these investment guidelines stress conservation of principal, diversification of risk and liquidity, investments are subject to market-wide risks and fluctuations, as well as to risk inherent in particular securities. As at September 30,

                  1995, PXRE's investment portfolio consisted primarily of fixed maturities and short-term investments. In 1994, PXRE's Board of Directors approved a resolution allowing PXRE to invest up to 15% of its consolidated net worth in equities. During the third quarter of 1995, PXRE invested $3,000,000 in equity securities. The investment policies and all investments of PXRE are approved by its Board of Directors.
                      Of PXRE's fixed maturities portfolio as at September 30,
                  1995, over 97% of the fair value was in obligations rated "A1" or "A" or better by Moody's or S&P, respectively. Mortgage backed securities (principally GNMAs) accounted for 21.4% of fixed maturities based on fair value at September 30, 1995. PXRE has no investments in real estate or commercial mortgage loans. The average market yield to maturity of PXRE's fixed maturities portfolio was 5.0% at September 30, 1995 and 1994.
                      Fixed maturity investments are reported at fair value,
                  with the net unrealized gain or loss, net of tax, reported as a separate component of stockholders' equity. PXRE recorded directly to equity a $7,942,000 after-tax unrealized increase in the value of its investment portfolio during the nine months ended September 30, 1995. Short-term investments are carried at amortized cost which approximates market value. PXRE's short-term investments, principally high grade commercial paper, were $50,494,000 at September 30, 1995 compared to $26,813,000 at December 31, 1994. The increase at September 30, 1995 was principally due to a planned buildup of short-term investments as PXRE approached the period of the year with a maximum probability of hurricane activity. Such level of short-term investments is increased in the third quarter to predetermined targets and then reduced in the latter part of the fourth quarter after the period of maximum wind exposure has passed.
                      In November 1993, an initial public offering by TREX, a
                  subsidiary of PXRE, of 5,750,000 shares of Class A common stock at $20 per share, was completed. In connection with this offering, PXRE contributed all of the capital stock of Transnational to TREX. TREX, through Transnational, now specializes principally in providing brokered property retrocessional reinsurance and marine and aviation retrocessional reinsurance in the United States and international markets pursuant to the Management Agreement with PXRE. PXRE owns approximately 21.8% of the total issued and outstanding common stock of TREX and is entitled to designate two of TREX's five directors.
                      During the third quarter of 1995, PXRE raised the
                  quarterly dividend on its Common Stock from $0.15 per share to $0.18 per share. The increase in the dividend will result in an annual additional outlay of approximately $1,049,300.
                      PXRE exercised its option to redeem PXRE's Series A
                  Preferred Stock (and the related Depositary Shares) on May 1, 1995. At December 31, 1994, there were 10,009 shares of Series A Preferred Stock (1,000,900 Depositary Shares) outstanding. At March 31, 1995, there were 8,652.22 shares of Series A Preferred Stock (865,222 Depositary Shares) outstanding. During the second quarter of 1995, all of the outstanding shares of Series A Preferred Stock were converted into shares of PXRE's Common Stock resulting in the issuance of approximately 1,760,000 shares of PXRE's Common Stock. Each Depositary Share had a conversion price of $12.29 per Depositary Share and was valued for conversion purposes at $25.00, resulting in approximately 2.0342 shares of Common Stock for each Depositary Share converted. As a result of this transaction, PXRE will save approximately $500,000 in dividend costs for the preferred shares each quarter. This will be offset by approximately $264,000 in additional common stock dividends on shares issued upon conversion (based upon the quarterly dividend rate in effect at the time of conversion). To date, these convertible preferred shares were the principal reason for the difference between primary and fully diluted earnings per share.

                  Because of the conversion, that difference will be eliminated in future periods. Book value per share was $22.85 at September 30, 1995.
                      In April 1995, PXRE's Board of Directors authorized the
                  repurchase of up to 700,000 shares of its common stock from time-to-time in open market and/or private block purchase transactions. From inception of this repurchase plan through November 1995, PXRE has not repurchased any of the 700,000 shares authorized.
                      In March 1995, PXRE and TREX entered into a joint venture
                  arrangement to trade in catastrophe futures and options contracts on the Chicago Board of Trade. PXRE and TREX have each committed $2.5 million to this venture. No significant trading activities occurred in the first nine months of 1995.
                      PXRE may be subject to gains and losses resulting from
                  currency fluctuations because substantially all of its investments are denominated in United States dollars, while some of its net liability exposure is in currencies other than U.S. dollars. PXRE holds, and expects to continue to hold, currency positions and has made, and expects to continue to make, investments denominated in foreign currencies to mitigate, in part, the effects of currency fluctuations on its results of operations. Currency holdings and investments denominated in foreign currencies do not constitute a material portion of PXRE's investment portfolio and, in the opinion of PXRE's management, are sufficiently liquid for its needs.
                      All amounts classified as reinsurance recoverable at
                  September 30, 1995, are considered by management of PXRE to be collectible in all material respects.
                      In May 1994, PXRE signed a lease for approximately 24,000
                  square feet of office space in Edison, New Jersey, for a term of 15 years at a fixed annual rental of approximately $370,000. In conjunction with its relocation to that facility in April 1995, PXRE incurred capital expenditures of approximately $2.8 million for construction costs and furniture. The lease on PXRE's New York office space expires in July 1996. PXRE presently plans to continue utilization of the space until such expiration date.

Income                PXRE's effective tax rate for the third quarter of 1995
Taxes and 1994 was 31.3% and 31.1%, respectively, which differs from the statutory rate principally due to tax exempt income and state and local taxes. The change in the effective rate in 1995 reflects the higher relative proportion of underwriting activities compared to tax exempt municipal bond income.

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.
         None.







                                   SIGNATURES





         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report or amendment thereto to be signed on its behalf by the undersigned thereunto duly authorized.


                                            PXRE CORPORATION


November 13, 1995                           By:  /s/ Sanford M. Kimmel
                                            --------------------------
                                            Sanford M. Kimmel
                                            Senior Vice President, Treasurer
                                            and Chief Financial Officer