Form 10-K
period 1995-12-31
PXRE CORP
filed 1996-03-29
CIK 799721

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                                ----------------

For the fiscal year ended December 31, 1995       Commission File Number 0-15428


                                PXRE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                      06-1183996
  (STATE OR OTHER JURISDICTION OF                      (IRS EMPLOYER
  INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NUMBER)

                         399 THORNALL STREET, 14TH FLOOR
                                EDISON, NJ 08837
                            TELEPHONE: (908) 906-8100
     (Address including zip code, and telephone number, including area code of registrant's principal executive offices)


Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, PAR VALUE $0.01 PER SHARE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

               Yes     X                           No
                   ----------                         ----------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 20, 1996 computed by reference to the closing price of the stock as of the close of business on March 20, 1996 was $200,576,075. As of March 20, 1996, 8,751,616 shares of the registrant's common stock were issued and outstanding.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE


Part III              Portions  of  PXRE  Corporation's   definitive  Proxy
                      Statement for the Annual Meeting of Shareholders to be held on June 6, 1996.

Part IV               Portions of PXRE  Corporation's  Proxy  Statement dated
                      May 3, 1995.

Part IV               Portions of PXRE  Corporation's  Proxy  Statement dated
                      April 22, 1994.

Part IV               Portions of PXRE  Corporation's  Proxy  Statement dated
                      April 12, 1991.

Part IV               Portions of PXRE  Corporation's  Proxy  Statement dated
                      April 13, 1990.

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

          PXRE Corporation ("PXRE"), through its wholly-owned subsidiary PXRE Reinsurance Company ("PXRE Reinsurance"), provides treaty and facultative reinsurance to primary insurers and reinsurers (also known as ceding companies) on commercial and personal property risks, marine and aviation risks and certain casualty risks. Ceding companies purchase reinsurance principally to reduce their liability on individual risks, to protect themselves against catastrophic losses and to enhance their ratio of total net liabilities to capital and surplus. In consideration for providing reinsurance, PXRE receives a share of the premiums written by the ceding company. In certain instances, PXRE in turn purchases reinsurance protection from other reinsurers pursuant to retrocession agreements and surrenders to such reinsurers a portion of the premiums it receives from ceding companies. PXRE solicits its treaty and facultative reinsurance business from the worldwide brokerage market.

          PXRE also employs its property reinsurance underwriting expertise and generates management fee income by managing business for other insurers and reinsurers, either by retroceding some of its underwritten risks to participants through various retrocessional arrangements or, in one case, by managing the underwriting and other day-to-day operations of a publicly-owned reinsurance group. See "Business--Management Agreement" and "--Retrocession Agreements".

          PXRE was organized in July 1986 as a Delaware corporation by Phoenix Home Life Mutual Insurance Company ("Phoenix Home Life") to succeed, through PXRE Reinsurance, to the property and casualty reinsurance business carried on since 1982 by Phoenix General Insurance Company, formerly a wholly-owned subsidiary of Phoenix Home Life. As of March 20, 1996, Phoenix Home Life owned approximately 7.3% of the outstanding Common Stock of PXRE.

          There are two principal types of reinsurance: facultative reinsurance and treaty reinsurance. In facultative reinsurance, the reinsurer separately underwrites each individual risk. In treaty reinsurance, the reinsurer and the ceding company negotiate a contractual arrangement which reinsures all or a portion of a specified type or category of risk. In the underwriting of treaty reinsurance, the reinsurer does not separately evaluate each individual risk assumed, as it must in the underwriting of facultative reinsurance, and in general depends on the original underwriting decisions made by the ceding company.

          Treaty reinsurance can be written on either a pro rata or an excess of loss basis. In pro rata reinsurance, the reinsurer agrees, in return for a percentage of the premiums, to share in a proportional amount of the losses up to the limit, if any, of the reinsurance agreement. Premiums that the ceding company pays to the reinsurer are proportional to the premiums that the ceding company receives, and the reinsurer generally pays the ceding company a ceding commission to reimburse the ceding company for the expenses incurred in obtaining the business. In excess of loss treaty reinsurance, the reinsurer indemnifies the ceding company for a portion of the losses on underlying policies which exceed a specified loss retention amount up to an amount specified in the reinsurance agreement. Premiums paid by the ceding company for excess of loss coverage may not be directly proportional to the premiums on the underlying policies because the reinsurer does not assume a proportional share of the underlying risk.

          Excess of loss treaty reinsurance can, in turn, be written on a per risk or catastrophe basis. Per risk excess of loss reinsurance protects the ceding company against a loss resulting from a single risk or location. Catastrophe excess of loss reinsurance protects a ceding company from an accumulation of a large number of related losses resulting from a variety of risks which may occur in a given catastrophe, and hence is a highly volatile business.

CORPORATE STRATEGY

          PXRE's strategy is to commit and withhold its underwriting capacity and to alter its mix of business at any given point in time to focus on business where management believes that above average underwriting results can be achieved, and to supplement its underwriting capacity and generate management fee income by managing business for other insurers and reinsurers.

          PXRE has been pursuing a strategy of focusing on catastrophe related coverages. Catastrophe related coverages include catastrophe coverage provided to ceding insurance companies and retrocessional catastrophe coverage provided to other reinsurers. This strategy has been designed to capitalize on the substantial improvements in pricing and other terms of these coverages which evolved following the high levels of catastrophic loss activity experienced by the worldwide reinsurance industry since 1987, but which have moderated since the beginning of 1995. For 1995, catastrophe related coverages represented approximately 68% of PXRE's gross premiums written, as compared to 69% and 66% in 1994 and 1993, respectively.

          PXRE has also been diversifying its exposures and taking advantage of business opportunities in international reinsurance markets. For 1995, international reinsurance (principally the United Kingdom, Continental Europe, Australia and Asia) represented approximately 71% of gross written premiums, up from approximately 64% and 52% in 1994 and 1993, respectively. This business includes both reinsurance contracts protecting risks underwritten by United States ceding companies for the foreign operations of their United States insureds and reinsurance in which the reinsured is foreign-based. See Note 12 of Notes to Consolidated Financial Statements.

          PXRE's catastrophe retrocessional facilities and associated net exposures have fluctuated with PXRE's commitment and withholding of its underwriting capacity.

BUSINESS WRITTEN

          Substantially all of the reinsurance that PXRE currently writes is on property risks, both commercial and personal. (Although PXRE has written some casualty reinsurance in the past, it substantially reduced its writing of such reinsurance in 1986 and currently confines its casualty reinsurance activities to the marine and aviation business.) Catastrophe coverage by its nature protects both commercial and personal property risks since such coverage protects a ceding company from an accumulation of individual losses (commercial and personal) arising from a catastrophic event. The majority of PXRE's pro rata and risk excess business is written on commercial property risks.

          Treaty reinsurance represents the major portion of PXRE's reinsurance portfolio. PXRE typically participates in treaties with other reinsurers. PXRE occasionally will underwrite 100% of a treaty, but it usually underwrites a substantially smaller percentage. PXRE believes that underwriting treaty reinsurance on this basis potentially involves less risk in the long term than underwriting facultative reinsurance on the basis of an independent re-analysis of underwritten risks, due to the fact that the risks which generally are available for facultative reinsurance are usually more difficult to assess and often protect against more hazardous exposures than those available for treaty reinsurance. Emphasis on treaty reinsurance also allows PXRE to maintain a smaller staff than would be necessary to write the same volume of facultative reinsurance.

          PXRE's mix of business on a gross premiums written basis is set forth in the following table for the periods indicated:


                     DISTRIBUTION OF GROSS PREMIUMS WRITTEN


                                               Year Ended December 31,
                          ----------------------------------------------------------------------
                                 1995                      1994                    1993
                          ---------------------     --------------------     -------------------
Type of Business          Amount        Percent     Amount       Percent     Amount      Percent
----------------          ------        -------     ------       -------     ------      -------

                                           (in thousands, except percentages)
Reinsurance:
Treaty:
  Catastrophe Related     $105,985        68.2%    $122,990        68.5%   $ 77,163        66.0%

  Pro Rata                   3,427         2.2        6,132         3.4      14,957        12.8

  Marine & Aviation         26,155        16.8       31,176        17.3      12,656        10.8

  Risk Excess               10,894         7.0       11,163         6.2       7,400         6.3

Facultative                  8,919         5.8        8,225         4.6       4,695         4.0

Primary Insurance             --          --             (2)       --           104         0.1
                          --------       -----     --------       -----    --------       -----

        Total             $155,380       100.0%    $179,684       100.0%   $116,975       100.0%
                          ========       =====     ========       =====    ========       =====



          Catastrophe related coverages experienced substantial improvements in pricing and other terms following the high levels of catastrophic loss activity experienced by the international and domestic reinsurance markets since 1987. These improvements in the pricing of catastrophe related coverages have moderated since the beginning of 1995. In response, PXRE maintained the amount of its catastrophe related reinsurance at approximately 68% of gross premiums written for 1995 compared with approximately 69% and 66% in 1994 and 1993, respectively.

          In late 1992, management decided to deemphasize pro rata and risk excess business because competition among reinsurers for such business and the levels of premium rates charged by primary insurers for property insurance had adversely impacted the profitability of such business. In addition, pro rata and risk excess business incurred substantial losses from Hurricane Andrew in 1992 reflecting the vulnerability of these lines of business to a major catastrophic event.

          PXRE has, in recent years, increased its writing of marine and aviation business. This business represented approximately 17% of PXRE's gross premiums written in 1995 and 1994, up from approximately 11% in 1993.

               Facultative reinsurance represented approximately 6% of PXRE's gross premiums written for 1995, up from 5% and 4% in 1994 and 1993, respectively.

RETROCESSION AGREEMENTS

          The following table sets forth certain information regarding the volume of premiums PXRE has ceded to other reinsurers pursuant to retrocession agreements for the periods indicated:


                                                 Year Ended December 31,
                                         --------------------------------------
                                            1995           1994         1993
                                         ----------    ----------     ---------
                                                       (in thousands)
Gross premiums written                     $155,380      $179,684      $116,975
Reinsurance premiums ceded:
    Managed business participants            26,774        29,842        23,387
    Catastrophe coverage                      6,359        12,183        14,918
    TREX management agreement(1)             24,790        28,722           270
    Other                                     (179)           419           894
                                           --------      --------      --------
       Total reinsurance premiums ceded      57,744        71,166        39,469
                                           --------      --------      --------
Net premiums written                       $ 97,636      $108,518      $ 77,506
                                           ========      ========      ========


----------------
(1) Consists of premiums written by PXRE and retroceded to Transnational Reinsurance Company as required by the management agreement to which such companies are parties. See "Business--Management Agreement".


          PXRE has been able to increase its underwriting commitments and to generate management fee income by retroceding some of its underwritten risks to other reinsurers through various retrocessional arrangements whereby it manages business for such participants. In 1995, PXRE was a party to two such arrangements. The first such arrangement, which is subject to renewal each January 1 and which has been renewed effective January 1, 1996, is referred to as the AMA. The AMA is a pool currently consisting of the following three reinsurance or insurance companies (the "Pool"), for which PXRE acts as reinsurance manager: Merrimack Mutual Fire Insurance Company, Pennsylvania Lumbermens Mutual Insurance Company and NRMA Insurance Limited. It is PXRE's policy that in order to join the Pool, companies must have a rating by A.M. Best Company, Inc. ("A.M. Best") of "A-" or better, other than foreign companies, most of which (including the foreign participant in the AMA) are not rated by A.M. Best, an independent insurance industry rating organization which rates insurance companies upon factors of concern to policyholders. Under the terms of the agreements governing the Pool, if a participating company's rating falls below "A-", it generally will be required to withdraw from the Pool in the following year. Pursuant to the AMA arrangement, PXRE cedes 6% of its underwritten risks to the AMA, subject to a maximum liability per reinsurance program of approximately $600,000. PXRE receives, as reinsurance manager, a commission of 5% of premiums ceded as well as a contingent profit commission equal to a percentage of any ultimate underwriting profits in connection with the reinsurance ceded. The contingent profit commission is paid over a three year period and is subject to adjustment based on cumulative experience.

          The second such retrocessional arrangement, which became effective on April 1, 1993, but for certain reinsurance ceded thereunder was retroactive to January 1, 1993, is with Trenwick America Reinsurance Corporation ("Trenwick Group"). This arrangement was renewed effective January 1, 1996. Pursuant to this arrangement, PXRE has undertaken to increase its commitments on its treaty reinsurance business and, in turn, Trenwick Group has undertaken to assume a 15% quota share of PXRE's new and renewal treaty business, subject to a maximum liability per reinsurance program of approximately $1,500,000. PXRE receives, as reinsurance manager, a management fee of 5% of premiums ceded as well as a contingent profit commission equal to a percentage of any ultimate underwriting profits in connection with the reinsurance ceded. The contingent profit commission is paid over a three-year period and is subject to adjustment based on cumulative experience. Trenwick Group is currently rated "A+ (Superior)" by A.M. Best.

          The following table sets forth PXRE's earned commissions from retrocessionaires pursuant to its two managed business arrangements (not including Transnational) for the periods indicated:


                                            Year Ended December 31,
                                        ---------------------------------
                                         1995          1994         1993
                                        ------        ------       ------
                                                  (in thousands)
Commission                              $1,376        $1,532       $1,169
Contingent profit commission(1)          1,515         2,096        1,936
                                        ------        ------       ------
   Total                                $2,891        $3,628       $3,105
                                        ======        ======       ======



----------------
(1) Contingent profit commission is paid over a three year period and is subject to adjustment based on cumulative experience.


          Effective January 1, 1996, PXRE has entered into a retrocessional arrangement with Investors Reinsurance Ltd., a Barbados insurer ("Investors Re"), pursuant to which PXRE has agreed to offer to cede to Investors Re in each of the years 1996 through 2000 a quota share of PXRE's business. The quota share to be ceded to Investors Re in each such year will vary based upon, among other things, the volume of business written by PXRE, subject to a minimum annual cession ($3 million in 1996). Pursuant to this arrangement, PXRE receives an override commission of 4.2% of premiums ceded as well as a profit commission equal to a percentage of the net profits in respect of the reinsurance ceded. Because Investors Re is not licensed in any jurisdiction in the United States, the retrocessional arrangement provides that a trust fund must be maintained and/or letters of credit established by Investors Re for the benefit of PXRE to secure Investors Re's obligations.

          In the past, PXRE has entered into other retrocessional arrangements providing catastrophic protection. In recent years, PXRE reduced, upon renewal, its own catastrophe retrocessional facilities and has borne the associated increase in net exposures. Although PXRE elected not to purchase any significant retrocessional coverage in 1995, recently the cost of catastrophe retrocessional facilities has declined, and PXRE has begun again selectively to purchase such coverages.

          PXRE has a committee consisting of its chief executive officer and senior underwriting executives responsible for the selection of reinsurers as managed business participants or as participating reinsurers in the catastrophe coverage protecting PXRE. Proposed reinsurers are evaluated at least annually based on consideration of a number of factors including the management, financial statements and the historical experience of the reinsurer. This procedure is followed whether or not a rating has been assigned to a proposed reinsurer by any rating organization. All reinsurers, whether obtained through direct contact or the use of reinsurance intermediaries, are subject to approval by PXRE.

          At December 31, 1995, estimated losses recoverable (including incurred but not reported losses) from retrocessionaires (including Transnational Reinsurance Company) were $34,097,000 including $5,855,000 of paid loss recoverables. Since its inception, PXRE Reinsurance has had minimal amounts of uncollectible reinsurance. It may not be appropriate to extrapolate future experience from such historical experience. In the event that retrocessionaires are unable to meet their contractual obligations, PXRE Reinsurance would be liable for such defaulted amounts.

MANAGEMENT AGREEMENT

          Since November 8, 1993, PXRE Reinsurance has been party to a management agreement (the "Management Agreement") with Transnational Re Corporation ("TREX") and TREX's wholly-owned subsidiary, Transnational Reinsurance Company ("Transnational"). See "Business--Other Operations".

          Under the Management Agreement, PXRE Reinsurance has responsibility for the day-to-day operations of TREX and Transnational, including all the reinsurance operations of Transnational. TREX and Transnational do not have any operating properties, systems or paid employees. Pursuant to the Management Agreement, PXRE Reinsurance provides all the operating facilities, systems, equipment and management and clerical employees required to conduct the businesses of TREX and Transnational.

          Under the terms of the Management Agreement, Transnational shares in PXRE Reinsurance's "new business" (defined to mean reinsurance business from insurers and reinsurers which have not ceded reinsurance to PXRE Reinsurance during the twelve months preceding the date of the Management Agreement and, therefore, are not deemed current clients of PXRE Reinsurance) and "additional business" (defined to mean reinsurance for current clients of PXRE Reinsurance which does not replace existing coverage) classified as property retrocessional reinsurance business, marine and aviation retrocessional reinsurance or marine and aviation reinsurance and facultative excess of loss reinsurance. Transnational is entitled to share similarly in other property reinsurance business, if any, which PXRE Reinsurance may, from time to time, propose that Transnational underwrite and which Transnational's Board of Directors may approve.

          PXRE Reinsurance, with respect to the foregoing business, is required to endeavor to write for Transnational a line generally at least equal to PXRE Reinsurance's retained line (i.e., gross line net after pro rata cessions to third party companies under existing or substantially equivalent managed business retrocessional agreements), provided that the maximum amount written for Transnational may not exceed three times the amount retained by PXRE Reinsurance (i.e., 75% Transnational; 25% PXRE Reinsurance). In the event it is not practical or feasible to write reinsurance direct for Transnational, PXRE Reinsurance is required to use its best efforts to retrocede such amount of the line written by it so as to achieve the foregoing proportionate sharing formula, subject to the establishment of appropriate security in respect of Transnational's obligations thereunder. As a result, in 1995 PXRE wrote gross premiums written of $24,790,000 which were retroceded to Transnational.

          With respect to the renewal of policies written under the Management Agreement, Transnational is entitled to at least the same proportion of the combined lines of Transnational and PXRE Reinsurance as it had originally, subject to the foregoing limits.

          Although Transnational is not entitled to share in any business written by PXRE Reinsurance for current clients (as described above) or any renewals thereof, PXRE Reinsurance has agreed to endeavor to increase the amount of reinsurance written by it with respect to such current clients, which increase is considered "additional business" for the purposes of the Management Agreement, and is generally allocated first to Transnational to the extent required to obtain for Transnational a line at least equal to PXRE Reinsurance's net line.

          Transnational pays PXRE Reinsurance an annual basic management fee under the Management Agreement equal to 5% of gross premiums written (including reinstatement premiums less return premiums) of Transnational and its consolidated subsidiaries (if any) as reflected in Transnational's statutory quarterly and annual statements filed with state insurance authorities. In addition, PXRE Reinsurance is entitled to receive from TREX a contingent fee equal to 20% of "net income" (as defined) in excess of a 20% "return on equity" (as defined) of TREX for each year, or part thereof, that the Management Agreement remains effective (the first such year having commenced on January 1, 1994). TREX and Transnational also pay all expenses directly attributable to them, including a proportionate share of PXRE Reinsurance's rental expenses with respect to office space based on gross premiums written for the management year.

          The Management Agreement has an initial term ending December 31, 1998 and is scheduled to renew automatically for successive three year terms unless either PXRE Reinsurance gives or TREX and Transnational give at least one year's advance written notice of non-renewal. The Management Agreement may be terminated by TREX and Transnational if Transnational's gross written premiums for a calendar year fall below specified levels. The Management Agreement may also be terminated upon events constituting a "change of control" (as defined in the Management Agreement) of TREX, Transnational or PXRE, material breaches of the Management Agreement by any party or if any party is subject to insolvency or similar proceedings. If the Management Agreement is terminated for any reason, PXRE Reinsurance is required, except in specified circumstances, to continue to provide reinsurance underwriting and/or the other services and facilities contemplated by the Management Agreement, if requested by TREX and Transnational, for up to twelve months, to enable TREX and Transnational to locate facilities, equipment, personnel and management to continue their operations.

          Pursuant to the Management Agreement, PXRE Reinsurance's liability to TREX and Transnational in respect thereof is limited to PXRE Reinsurance's willful misconduct or gross negligence, and TREX and Transnational have undertaken to hold PXRE Reinsurance and certain other specified persons and entities (collectively, "PXRE Indemnitees") harmless from any loss, claim, damage, liability or expense (collectively, "losses") resulting to such PXRE Indemnitees, based upon or related to the conduct by PXRE Reinsurance of TREX's and Transnational's business, except for losses caused by PXRE Reinsurance's willful misconduct or gross negligence in respect of which PXRE Reinsurance has agreed to indemnify TREX and Transnational. The Management Agreement provides that in no event, however, will PXRE Reinsurance be responsible for losses in respect of retrocessional and other reinsurance written by Transnational after the Offering. Nonetheless, business which is written on Transnational's behalf by PXRE Reinsurance and ceded to Transnational remains the primary liability of PXRE Reinsurance in the event that Transnational is unable to meet its contractual responsibilities.

          The following table sets forth PXRE's earned management fees from Transnational (basic management fee) and TREX (contingent management fee) pursuant to the Management Agreement for the periods indicated:


                                           Year Ended December 31,
                                        ---------------------------------
                                        1995          1994           1993
                                        ----          ----           ----
                                                  (in thousands)
Basic management fee(1)                 $3,526       $3,364           $53
Contingent profit commission(2)              0            0             0
                                        ------       ------           ---
    Total                               $3,526       $3,364           $53
                                        ======       ======           ===


----------------
(1) The Management Agreement became effective on November 8, 1993.

(2) The first management year for which a contingent management fee could become due was 1994.

LOSS LIABILITIES AND CLAIMS

          PXRE establishes losses and loss expense liabilities (to cover expenses related to settling claims, including legal and other fees) to provide for the ultimate cost of settlement and administration of claims for losses, including claims that have been reported to it by its reinsureds and claims for losses that have occurred but have not yet been reported to PXRE. Under United States generally accepted accounting principles ("GAAP"), PXRE is not permitted to establish loss reserves until an event which may give rise to a claim occurs.

          For reported losses, PXRE first establishes liabilities when it receives notice of the claim. It is PXRE's general policy to establish liabilities for reported losses in an amount equal to the liability set by the reinsured. In certain instances, PXRE will conduct an investigation to determine if the amount established by the reinsured is appropriate or if it should be adjusted.

          For incurred but not reported losses, a variety of methods have been developed in the insurance industry for use in determining such liabilities. In general, these methods involve the extrapolation of reported loss data to estimate ultimate losses. PXRE's loss calculation methods generally rely upon a projection of ultimate losses based upon the historical patterns of reported loss development. Additionally, PXRE makes provision through its liabilities for incurred but not reported losses for any identified deficiencies in the liabilities for reported losses set by its reinsureds.

          The following table provides a reconciliation of beginning and ending loss and loss expense liabilities under GAAP for the fiscal years ended December 31, 1995, 1994 and 1993. PXRE does not discount such liabilities; that is, it does not calculate them on a present value basis.


                                                        YEAR ENDED DECEMBER 31,
                                                     ----------------------------
                                                       1995       1994       1993
                                                     --------   --------   ------
                                                           (IN THOUSANDS)
Gross GAAP liability for losses and
  loss expenses at beginning of year..............  $81,836     $71,739    $88,668
Less:  Gross reserves of subsidiary
  at date subsidiary was sold.....................       --         297         --
Add:  Gross provision for losses and loss
  expenses--
  Occurring in current year.......................   43,388      85,805     43,687
  Occurring in prior years........................    5,982       6,746     12,755
                                                    -------     -------    -------
    Total gross provision(1)......................   49,370      92,551     56,442
                                                    -------     -------    -------
Less:  Gross payments for losses and loss
  expenses--
  Occurring in current year.......................   16,886      44,337     13,598
  Occurring in prior years........................   41,601      37,820     59,773
                                                    -------     -------    -------
    Total gross payments..........................   58,487      82,157     73,371
                                                    -------     -------    -------
Gross GAAP liability for losses
  and loss expenses at end of year................  $72,719     $81,836    $71,739
                                                    -------     -------    -------
Less:  Gross reserves of subsidiary
  at date subsidiary was sold.....................       --          --        297
Ceded GAAP liability for losses
  and loss expenses at end of year(2).............  (28,295)   (35,788)    (27,981)
                                                    --------   --------    --------
Net GAAP liability for losses
  and loss expenses at end of year................  $44,424     $46,048    $43,461
                                                    =======     =======    =======
Foreign currency adjustment.......................      (86)       (124)       214
                                                    ========    ========   =======
Gross SAP liability for losses and
  loss expenses at end of year....................  $72,633     $81,712    $71,656
                                                    =======     =======    =======

---------------
(1) The GAAP provision for losses and loss expenses includes net foreign currency exchange gains (losses) of $39,000, ($338,000) and ($205,000) for 1995, 1994 and 1993, respectively.

(2) Effective January 1, 1993, PXRE adopted the Financial Accounting Standards Board's ("FASB") SFAS No. 113.


          The following table presents the development of PXRE's GAAP balance sheet liability for losses and loss expenses for the period 1985 through 1995 for PXRE and its predecessor. The top line of the table shows the liabilities at the balance sheet date for each of the indicated years. This reflects the estimated amounts of losses and loss expenses for claims arising in that year and all prior years that are unpaid at the balance sheet date, including losses incurred but not yet reported to PXRE. The upper portion of the table shows the cumulative amounts subsequently paid as of successive years with respect to the liability. The lower portion of the table shows the reestimated amount of previously recorded liability based on experience as of the end of each succeeding year. The estimates change as more information becomes known about the frequency and severity of claims for individual years. A redundancy (deficiency) exists when the reestimated liability at each December 31 is less (greater) than the prior liability estimate. The "cumulative redundancy (deficiency)" depicted in the table, for any particular calendar year, represents the aggregate change in the initial estimates over all subsequent calendar years.

          Each amount in the table below includes the effects of all changes in amounts for prior periods. For example, if a loss determined in 1988 to be $150,000 was first reserved in 1985 at $100,000, the $50,000 deficiency (actual loss minus original estimate) would be included in the cumulative redundancy (deficiency) in each of the years 1985-1987 shown below. This table does not present accident or policy year development data.

          Loss and loss expense liabilities for December 31, 1995, 1994, 1993, 1992 and 1991 are presented on a gross basis (excluding the effects of losses recoverable from retrocessionaires). Loss and loss expense liabilities for December 31, 1990 and prior periods are stated on a net basis (after deduction for losses recoverable from retrocessionaires) because gross incurred but not reported liability data were not developed by PXRE at any date prior to December 31, 1991 as it was not required for statutory reporting purposes. Furthermore, it is not practicable for PXRE currently to reconstruct this information.


                                                                      Year Ended December 31,
                             ------------------------------------------------------------------------------------------------------
                              1995     1994     1993      1992      1991      1990      1989      1988      1987     1986      1985
                             ------   ------   ------    ------    ------    ------    ------    ------    ------   ------    -----
                                                                       (in thousands, except percentages)
Liabilities for losses and
  loss expenses...........  $72,719  $81,836  $71,442   $88,668   $62,664   $31,632   $37,963   $34,627  $30,301  $23,671   $18,320

Cumulative amount of
  liability paid through:
  One year later..........            41,601   37,820    59,773    35,575    15,688    18,421    16,183   11,416    9,597     9,614
  Two years later.........                     54,400    79,926    48,393    25,466    28,178    21,597   19,107   12,212    14,178
  Three years later.......                               89,519    52,301    29,066    31,852    23,779   20,673   16,564    15,627
  Four years later........                                         55,022    30,117    33,980    24,689   21,280   17,175    19,424
  Five years later........                                                   31,528    34,434    25,980   21,783   17,574    19,969
  Six years later.........                                                             35,408    26,085   22,632   17,821    20,294
  Seven years later.......                                                                       26,531   22,724   18,584    20,473
  Eight years later.......                                                                                22,955   18,745    21,197
  Nine years later........                                                                                         19,139    21,323
  Ten years later.........                                                                                                   21,697

Liabilities reestimated as of:
  One year later..........            87,818   78,188   101,423    67,165    33,874    37,211    31,863   28,663   20,688    21,662
  Two years later.........                     76,902   103,632    62,262    33,726    37,800    29,506   26,765   19,549    21,536
  Three years later.......                              105,165    62,827    33,488    36,588    27,944   25,354   19,185    21,290
  Four years later........                                         63,032    33,682    36,881    27,480   23,829   19,370    20,977
  Five years later........                                                   34,310    37,023    27,751   23,604   19,000    21,746
  Six years later.........                                                             37,667    27,878   23,874   18,838    21,413
  Seven years later.......                                                                       28,063   23,898   19,207    21,284
  Eight years later.......                                                                                24,018   19,448    21,612
  Nine years later........                                                                                         19,603    21,899
  Ten years later.........                                                                                                   22,071

Gross cumulative redundancy
  (deficiency) through
  December 31, 1995:
  Amount..................           (5,982)   (5,460) (16,497)      (368)       NA        NA        NA       NA       NA        NA
  Percentage..............              (7%)      (8%)    (19%)       (1%)       NA        NA        NA       NA       NA        NA
Retrocessional recoveries.             1,671    1,919     3,341    (1,813)       NA        NA        NA       NA       NA        NA

Net cumulative redundancy
  (deficiency) through
  December 31, 1995:
                                     ------   ------    -------    ------    ------   -------    ------   ------   ------    ------
  Amount..................           (4,311)  (3,541)   (13,156)   (2,181)   (2,678)      296     6,564    6,283    4,068    (3,751)
  Percentage..............              (9%)     (8%)      (37%)      (6%)      (8%)       1%       19%      21%      17%      (20%)



          During 1995, PXRE incurred development from prior year losses amounting to $4,311,000 primarily as a result of Northridge earthquake activity. During 1994, PXRE incurred development from prior year losses amounting to $3,261,000 primarily as a result of marine pro rata losses and 1993 Midwest flood activity. During 1993, PXRE's management strengthened the liability for incurred but not reported losses occurring in prior years by $10,499,000, of which approximately $5,394,000 was the result of additional information received with respect to Hurricanes Andrew and Iniki and approximately $3,330,000 was the result of losses under a number of pro rata reinsurance treaties. During 1992, PXRE's management strengthened the liability for incurred but not reported losses occurring in prior years by $2,355,000 of which $2,036,000 was the result of additional information received with respect to losses under a number of pro rata reinsurance treaties. In 1991, PXRE's management strengthened the liability for losses and loss expenses occurring in prior years by $2,242,000, of which $1,196,000 was due to unfavorable development experienced on PXRE's marine and aviation reinsurance business. PXRE commenced writing marine and aviation reinsurance in 1988 and estimated the amounts of losses and loss expenses for claims on such business during 1988 and subsequent periods based on cumulative experience as of such time. As more information became available, prior estimates were revised. Approximately $740,000 of the balance of the liability strengthening in 1991 was attributable to changes in 1991 in the loss amounts applicable to catastrophes which occurred in 1989 and 1990, years impacted by high levels of catastrophe loss activity. Management of PXRE believes that the strengthening of reserves in fiscal years 1995, 1994, 1993, 1992 and 1991 is attributable to the factors described above and not to any material changes in reserving methods or assumptions. Management of PXRE further believes that the volatility in cumulative reserve redundancies (deficiencies) through 1988 demonstrated by the above table was attributable principally to the following: the lack of sufficient company-specific historical data in the early years of PXRE's operations (i.e., through 1985), significant changes in primary insurance rates commencing in 1985, and a favorable change in loss activity during the period 1986 through 1988.

          PXRE's management believes that its overall liability for losses and loss expenses at December 31, 1995, is adequate. In contrast to casualty losses, which frequently are slow to be reported and may be determined only through the lengthy, unpredictable process of litigation, property losses tend to be reported more promptly and usually are settled within a shorter time period. However, the estimation of losses for catastrophe reinsurers is inherently less reliable than for reinsurers of risks which have an established historical pattern of losses. In addition, insured events which occur near the end of a reporting period, as well as, with respect to PXRE's retrocessional book of business, the significant delay in losses being reported to insurance carriers, reinsurers and finally retrocessionaires, require PXRE to make estimates of losses based on limited information from ceding companies and based on its own underwriting data. Because of the inherent uncertainty in the reserving process, as well as PXRE's writings of a small amount of casualty reinsurance, there is a risk that PXRE's liability for losses and loss expenses could prove to be inadequate in any year, with a consequent adverse impact on future earnings and stockholders' equity. Moreover, such risk could be exacerbated to the extent management of PXRE forgoes catastrophe retrocessional coverage. Also, conditions and trends that have affected reserve development in the past may not necessarily occur in the future. Accordingly, it would not be appropriate to extrapolate future redundancies or deficiencies based on the foregoing.

INVESTMENTS

          PXRE's management has established general procedures and guidelines for its investment portfolio and oversees investment management carried out by Phoenix Duff & Phelps Corporation ("Phoenix Duff & Phelps"), a public majority-owned subsidiary of Phoenix Home Life. Although these investment guidelines stress conservation of principal, diversification of risk, and liquidity, investments are subject to market-wide risks and fluctuations, as well as to risk inherent in particular securities. As at December 31, 1995, PXRE's investment portfolio consisted primarily of fixed maturities and short-term investments. In 1994, PXRE's Board of Directors approved a resolution allowing PXRE to invest up to 15% of its consolidated net worth in equities. During 1995, PXRE invested $5,000,000 in equity securities. The investment policies and all investments of PXRE Reinsurance are approved by its Board of Directors.

          The following table summarizes the investments of PXRE (at amortized cost) at December 31, 1995 and 1994:

                             ANALYSIS OF INVESTMENTS


                                           December 31, 1995           December 31, 1994
                                         -----------------------   ----------------------
                                            Amount   Percent         Amount     Percent
                                           --------  -------         --------   -------
                                                (in thousands, except percentages)

Fixed maturities:
   United States government securities     $165,406      62.9%     $ 70,849      29.6%

   United States government agency
     mortgage-backed
     securities/asset-backed
     securities                              50,942      19.3        41,494      17.4

   Obligations of states and
     political subdivisions                      --        --       100,122      41.8
                                           --------     -----      --------     -----

        Total fixed maturities              216,348      82.2       212,465      88.8

Equity securities                             5,000       1.9          --         --

Short-term investments                       41,722      15.9        26,813      11.2
                                           --------     -----      --------     -----

        Total investments                  $263,070     100.0%     $239,278     100.0%
                                           ========     =====      ========     =====



          In 1995, PXRE sold its holdings of municipal bonds and reinvested the proceeds principally in Treasury securities.

          The following table indicates the composition of PXRE's fixed maturity investments (at amortized cost), including short-term investments, by time to maturity at December 31, 1995 and 1994:

                     COMPOSITION OF INVESTMENTS BY MATURITY


                                             December 31, 1995           December 31, 1994
                                          -----------------------      -----------------------
                                              Amount    Percent           Amount    Percent
                                              ------    -------           ------    -------
                                                   (in thousands, except percentages)
Maturity(1)

One year or less                             $50,694       19.7%         $52,190       21.8%

Over 1 year through 5 years                   89,860       34.8           84,367       35.3

Over 5 years through 10 years                 66,574       25.8           47,360       19.8

Over 10 years through 20 years                    --        --             5,747        2.4

Over 20 years                                     --        --             8,120        3.4
                                            --------     ------          -------      ------
                                             207,128       80.3          197,784       82.7
United States government agency
   mortgage-backed securities/
   asset-backed securities                    50,942       19.7           41,494       17.3
                                            --------      ------        --------      ------
       Total                                $258,070      100.0%        $239,278      100.0%
                                            ========      ======        ========      ======


----------
(1)   Based on stated maturity dates with no prepayment assumptions.

          The average market yield to maturity of PXRE's fixed maturities portfolio at December 31, 1995 and December 31, 1994 was 5.3% and 5.8%, respectively. At December 31, 1995, the fair value of PXRE's fixed maturities portfolio exceeded its amortized cost by $5,009,000. At December 31, 1994, the amortized cost of PXRE's fixed maturities portfolio exceeded its fair value by $7,878,000.

          The following table indicates the composition of PXRE's fixed maturities portfolio (at amortized cost), excluding short-term investments, by rating at December 31, 1995 and 1994:

               COMPOSITION OF FIXED MATURITIES PORTFOLIO BY RATING


                                              December 31, 1995           December 31, 1994
                                           -----------------------      ----------------------
                                              Amount     Percent          Amount    Percent
                                              ------     -------          ------    -------
                                                   (in thousands, except percentages)
Ratings(1)

United States government securities         $165,406       76.5%        $ 70,849       33.3%

United States government agency
  mortgage-backed securities/
  asset-backed securities                     50,942       23.5           41,494       19.5

Aaa and/or AAA                                    --        --            48,937       23.0

Aa and/or AA                                      --        --            43,916       20.7

A1 and/or A                                       --        --             6,280        3.0

Baa and/or BBB                                    --       --                989        0.5
                                            --------      ------        --------      ------

       Total                                $216,348      100.0%        $212,465      100.0%
                                            ========      ======        ========      ======


----------------
(1) Ratings as assigned by Moody's Investors Service, Inc. ("Moody's") and Standard & Poor's Corporation ("S&P"), respectively. Such ratings are generally assigned upon the issuance of the securities, subject to revision on the basis of ongoing evaluations.

MARKETING

          In the United States, PXRE currently reinsures both national and regional insurance and reinsurance companies headquartered mainly in the Northeast and Midwest. PXRE also provides reinsurance for international insurance and reinsurance companies principally headquartered in the United Kingdom, Continental Europe, Australia, and Asia.

          PXRE obtains most of its facultative business and substantially all of its treaty business through reinsurance intermediaries who represent reinsureds in negotiations for the purchase of reinsurance. None of the reinsurance intermediaries through which PXRE obtains business are authorized to arrange any business in the name of PXRE without

PXRE's approval. PXRE pays such intermediaries or brokers commissions based on the amount of premiums and type of business ceded. These payments constitute part of PXRE's total acquisition costs and are included in its underwriting expenses. PXRE generally pays a reinsurance brokerage fee of 10% on excess of loss business and between 1% and 2% on pro rata business, which rates are believed to be comparable to industry norms.

          Approximately 21.5% of gross premiums written in fiscal year 1995 were arranged through the worldwide branch offices of Guy Carpenter & Company, Inc., a subsidiary of Marsh & McLennan Companies, Inc. Approximately 12% of gross premiums written in fiscal year 1995 were arranged through Alexander Howden Reinsurance Brokers Ltd. The commissions paid by PXRE to these intermediaries are generally at the same rates as those paid to other intermediaries.

COMPETITION

          The reinsurance industry is highly competitive and is undergoing a variety of challenging developments. The industry has in recent years moved toward greater consolidation as ceding companies have placed increased importance on size and financial strength in the selection of reinsurers. Additionally, reinsurers are tapping new markets and complementing their range of traditional reinsurance products with innovative new products which bring together capital markets and reinsurance experience. PXRE competes with numerous major international and domestic reinsurance and insurance companies. These competitors, many of which have substantially greater financial, marketing, and management resources than PXRE, include independent reinsurance companies, subsidiaries, or affiliates of established worldwide insurance companies, reinsurance departments of certain commercial insurance companies, and underwriting syndicates. PXRE also may face competition from new market entrants or from market participants that determine to devote greater amounts of capital to the types of business written by PXRE.

          Although PXRE obtains most of its facultative business and substantially all of its treaty business through reinsurance intermediaries or brokers, it competes indirectly with reinsurers who obtain business directly from primary insurers because PXRE's brokers must compete with direct reinsurers for business to be forwarded to PXRE. PXRE therefore competes both with reinsurers that obtain business directly from reinsureds and with reinsurers that obtain their business through intermediaries and brokers.

          Competition in the types of reinsurance business which PXRE underwrites is based on many factors, including the perceived overall financial strength of the reinsurers, premiums charged, other terms and conditions, A.M. Best rating, service offered, speed of service (including claims payment), and perceived technical ability and experience of staff. The number of jurisdictions in which a reinsurer is licensed or authorized to do business is also a factor. PXRE Reinsurance is licensed, accredited, or otherwise authorized or permitted to conduct reinsurance business in all states (except Arkansas, Hawaii, Kansas, Oklahoma, Vermont, and Washington) and the District of Columbia and Puerto Rico.

          In the second quarter of 1995, A.M. Best affirmed PXRE Reinsurance's rating of "A (Excellent)". Management believes that this rating enhances the competitive position of PXRE Reinsurance. A.M. Best is an independent insurance rating organization whose ratings are based on an analysis of the financial condition and operating performance of an insurance or reinsurance company as they relate to the industry in general. These ratings represent an independent opinion of a company's financial strength and ability to meet its obligations to policyholders, although such ratings may not reflect the considerations applicable to an investment in an insurance or reinsurance company. A.M. Best reviews its ratings at least annually and there can be no assurance that this rating will be maintained in the future.

OTHER OPERATIONS

          In 1993, PXRE's management began exploring alternative business strategies to capitalize on perceived opportunities in the property retrocessional reinsurance markets, including the possibility of creating a property retrocessional reinsurance specialist company. Management believed that the additional capital needed for this purpose could be obtained by PXRE Reinsurance's subsidiary, Transnational, from third party investors. In this regard, PXRE incorporated TREX as a wholly-owned subsidiary in August 1993 and in November 1993, in connection with an initial public offering effected that month by TREX, caused PXRE Reinsurance to contribute all of the outstanding capital stock of Transnational to TREX. Upon completion of the TREX initial public offering, PXRE Reinsurance owned shares constituting approximately 21% of TREX's total issued and outstanding common stock and entitling PXRE Reinsurance to designate two of TREX's five directors. In addition, in connection with the TREX initial public offering, PXRE Reinsurance became party to the Management Agreement, whereby PXRE Reinsurance undertook, for a fee, to manage the businesses of TREX and Transnational, including the reinsurance operations of Transnational. See "Business-- Management Agreement". Pursuant to the Management Agreement, Transnational now specializes principally in providing brokered property retrocessional reinsurance and marine and aviation retrocessional reinsurance in the United States and international markets. Prior to November 1993, Transnational, which was organized by PXRE in 1989 as a primary insurance unit, specialized in insuring property risks in the excess and surplus lines market but wrote only a nominal amount of business due to management's unfavorable evaluation of conditions in the excess and surplus lines market.

          In March 1995, PXRE and TREX entered into a joint venture arrangement to trade in catastrophe futures and option contracts on the Chicago Board of Trade (the "CBOT"). PXRE and TREX have each committed $2.5 million to this venture. Although the joint venture has developed a number of trading strategies, the low level of activity in the CBOT market for catastrophe futures has kept trade volume to a minimum through December 31, 1995.

          In 1995, PXRE established a wholly-owned London based subsidiary, PXRE Ltd., and is currently exploring ways to participate in the London marketplace.


REGULATION

          PXRE and PXRE Reinsurance are subject to regulation under the insurance statutes of various states, including Connecticut, the domiciliary state of PXRE Reinsurance. The regulation and supervision to which PXRE Reinsurance is subject relate primarily to the standards of solvency that must be met and maintained, licensing requirements for reinsurers, the nature of and limitations on investments, restrictions on the size of risks which may be insured, deposits of securities for the benefit of a reinsured, methods of accounting, periodic examinations of the financial condition and affairs of reinsurers, the form and content of reports of financial condition required to be filed, and reserves for losses, and other purposes. In general, such regulation is for the protection of the reinsureds and, ultimately, their policyholders, rather than investors.

          In addition, PXRE and PXRE Reinsurance are subject to regulation by state insurance authorities under the insurance statutes and insurance holding company statutes of various states, including Connecticut. These laws and regulations vary from state to state, but generally require an insurance holding company and insurers and reinsurers that are subsidiaries of an insurance holding company to register with the state regulatory authorities and to file with those authorities certain reports including information concerning their capital structure, ownership, financial condition, and general business operations. Moreover, PXRE Reinsurance may not enter into certain transactions, including certain reinsurance agreements, management agreements, and service contracts, with members of its insurance holding company system, unless PXRE Reinsurance has first notified the Connecticut Insurance Commissioner of its intention to enter into any such transaction and the Connecticut Insurance Commissioner has not disapproved of such transaction within the period specified by the Connecticut insurance statute. Among other things, such transactions are subject to the requirements that their terms be fair and reasonable, charges or fees for services performed be reasonable and the interests of policyholders not be adversely affected.

          State laws also require prior notice or regulatory agency approval of direct or indirect changes in control of an insurer, reinsurer, or its holding company, and of certain significant intercorporate transfers of assets within the holding company structure. An investor who acquires shares representing or convertible into more than 10% of the voting power of the securities of PXRE would become subject to at least some of such regulations, would be subject to approval by the Connecticut Insurance Commissioner prior to acquiring such shares, and would be required to file certain notices and reports with the Commissioner prior to such acquisition.

          The principal sources of cash for the payment of operating expenses, debt service obligations, and dividends by PXRE are the receipt of dividends and net tax allocation payments from PXRE Reinsurance. Under the Connecticut insurance laws, the maximum amount of dividends or other distributions that PXRE Reinsurance may declare or pay to PXRE within any twelve-month period, without regulatory approval, is limited to the lesser of (a) earned surplus or (b) the greater of 10% of policyholder surplus at December 31 of the preceding year, or 100% of net income for the twelve month period ended December 31 of the preceding year, all determined in accordance with statutory accounting principles ("SAP"). Accordingly, the Connecticut insurance laws could limit the amount of dividends available for distribution by PXRE Reinsurance without prior regulatory approval, depending upon a variety of factors outside the control of PXRE, including the frequency and severity of catastrophe and other loss events and changes in the reinsurance market, in the insurance regulatory environment and in general economic conditions. As of December 31, 1995, PXRE Reinsurance had earned surplus of approximately $81,382,000, as defined, and policyholder surplus of $250,231,000 and its net income for

1995 was $37,996,000. The maximum amount of dividends or distributions that PXRE Reinsurance may declare and pay in 1996, without regulatory approval, is therefore $37,996,000. During 1995, $6,000,000 in dividends was approved and paid by PXRE Reinsurance to PXRE. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital
Resources."

          Additionally, Connecticut adopted, effective September 28, 1994, regulations respecting certain minimum capital requirements, for property and casualty companies, based upon a model adopted by the National Association of Insurance Commissioners (the "NAIC"). The risk-based capital regulations provide for the use of a formula to measure statutory capital and surplus needs based on the risk characteristics of a company's products and investment portfolio to identify weakly capitalized companies. As at December 31, 1995, PXRE Reinsurance's surplus substantially exceeded its calculated risk-based capital.

          In addition, from time to time various regulatory and legislative changes have been proposed in the insurance industry, some of which could have an effect on reinsurers. Among the proposals that have in the past been or are at present being considered are the possible introduction of federal regulation in addition to, or in lieu of, the current system of state regulation of insurers, the initiative to create a federally guaranteed disaster reinsurance pool prefunded by insurers, and proposals in various state legislatures (some of which proposals have been enacted) to conform portions of their insurance laws and regulations to various model acts adopted by the NAIC. The NAIC is an organization which assists state insurance supervisory officials in achieving insurance regulatory objectives, including the maintenance and improvement of state regulation. PXRE is unable to predict what effect, if any, the foregoing developments may have on its operations and financial condition in the future.

          The NAIC's Insurance Regulatory Information System ("IRIS") was developed by a committee of state insurance regulators and is primarily intended to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies eleven industry ratios and specifies "usual values" for each ratio. Departure from the usual values on four or more of the ratios can lead to inquiries from individual state insurance commissioners as to certain aspects of an insurer's business. For the years ended December 31, 1995, 1994 and 1993, PXRE Reinsurance's results were within the usual values for each of the

11 ratios, except for one ratio in 1994 and three ratios in 1993. PXRE's management believes these ratios fell outside the usual range due largely to PXRE Reinsurance's expansion of net premiums written resulting from rate increases on new and renewal catastrophe related business and financing transactions which generated capital to support these writings.

EMPLOYEES

          PXRE employs 49 full-time employees. None of PXRE's employees is represented by a labor union, and management considers its relationship with its employees to be excellent.


ITEM 2. PROPERTIES

          PXRE leases a total of approximately 25,500 square feet of office space in Edison, New Jersey and Brussels, Belgium. The Edison, New Jersey lease, which covers approximately 24,000 square feet of office space, was signed in 1994 and is for a term of 15 years at a fixed annual rent of approximately $370,000 (inclusive of basic electricity) and additional rents on account of PXRE's proportionate share of increases in building operating expenses and property taxes over calendar year 1994. PXRE's lease of 21,000 square feet of office space in New York, New York expires in July 1996. PXRE plans to utilize this space until such expiration date.


ITEM 3. PENDING LEGAL PROCEEDINGS

          PXRE is not a party to any material pending legal proceedings.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of security holders during the fourth quarter of PXRE's 1995 fiscal year.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS.

          PXRE's Common Stock trades on The NASDAQ Stock Market under the symbol "PXRE". The following table sets forth for the periods indicated the high and low bid quotations for PXRE's Common Stock as reported by NASDAQ and cash dividends per share of Common Stock declared and subsequently paid:


                                       Bid Price
                                   -------------------
                                   High            Low            Dividends
                                   ----            ---            ---------
1994:
First Quarter                      27.25          19.50              0.075
Second Quarter                     27.50          18.50              0.075
Third Quarter                      29.00          23.00              0.075
Fourth Quarter                     28.25          23.25              0.15

1995:
First Quarter                      28.75          21.75              0.15
Second Quarter                     26.50          21.00              0.15
Third Quarter                      29.75          23.50              0.15
Fourth Quarter                     27.50          22.75              0.18



          These prices represent quotations by dealers and do not include markups, markdowns, or commissions, and do not necessarily represent actual transactions. As of March 20, 1996, there were 8,751,616 shares of the Common Stock issued and outstanding, which shares were held by approximately 135 shareholders of record and, based on PXRE's best information, in excess of 1,500 beneficial owners of the Common Stock. See Notes 10 and 11 of Notes to Consolidated Financial Statements for information with respect to shares reserved for issuance under employee benefit and stock option plans.

          Beginning in the fourth quarter of 1989, PXRE has each quarter declared and subsequently paid cash dividends on its Common Stock. The dividend rate, which initially was $0.05 per share, was increased in the fourth quarter of 1993 to $0.075 per share, in the fourth quarter of 1994 to $0.15 per share and in the fourth quarter of 1995 to $0.18 per share.

          The payment of dividends on the Common Stock is subject to the discretion of the Board of Directors which will consider, among other factors, PXRE's operating results, overall financial condition, capital requirements and general business conditions. There can be no assurance that dividends will be paid in the future.

          As a holding company, PXRE is largely dependent upon dividends and net tax allocation payments from PXRE Reinsurance to pay dividends to PXRE's shareholders. PXRE Reinsurance is subject to state laws that restrict its ability to distribute dividends. In addition, certain covenants in the indenture governing PXRE's Senior Notes may restrict PXRE's ability to pay dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and "Business--Regulation" for further information concerning restrictions contained in the indenture governing PXRE's Senior Notes and under state insurance law.

ITEM 6. SELECTED FINANCIAL DATA.


                                                                Year Ended December 31,
                                     -----------------------------------------------------------------
                                             1995         1994         1993         1992        1991
                                                                (1)(2)(3)(4)      (1)(3)        (1)
                                        ---------     --------  ------------      ------     ------
                                             (in thousands, except per share data and ratios)
INCOME STATEMENT DATA:
Gross premiums written                    $ 155,380    $ 179,684    $ 116,975    $ 100,951    $  66,462
Premiums ceded                              (57,744)     (71,166)     (39,469)     (51,320)     (23,660)
                                          ---------    ---------    ---------    ---------    ---------
Net premiums written                         97,636      108,518       77,506       49,631       42,802
Change in unearned premiums                    (494)       2,083        1,422       (1,196)        (751)
                                          ---------    ---------    ---------    ---------    ---------
Net premiums earned                          97,142      110,601       78,928       48,435       42,051
Net investment income                        14,730       13,786        8,011        5,083        4,692
Net realized investment
  gains (losses)                                 85       (1,164)      (1,526)         392        1,509
Gain on sale of subsidiary(4)                  --           --         10,564         --           --
Management fee                                6,417        6,992        3,158          809          336
Agency commissions                             --           --           --            257          313
                                          ---------    ---------    ---------    ---------    ---------
          Total revenues                    118,374      130,215       99,135       54,976       48,901
                                          ---------    ---------    ---------    ---------    ---------
Losses and loss expenses incurred            34,716       52,647       40,570       39,778       28,861
Commissions and brokerage                    13,251       15,026       13,339       13,162       11,115
Other operating expenses                     11,237        8,365        8,917        9,332        7,209
Interest expense                              7,143        7,789        2,740          319          576
                                          ---------    ---------    ---------    ---------    ---------
          Total losses and expenses          66,347       83,827       65,566       62,591       47,761
                                          ---------    ---------    ---------    ---------    ---------
Income (loss) before income taxes,
  equity in net earnings of Transnational
  Re Corporation and cumulative
  effect of accounting change                52,027       46,388       33,569       (7,615)       1,140

Equity in net earnings of
  Transnational Re  Corporation(4)            5,948        4,141           84         --           --

Income tax provision (benefit)               18,189       15,700       11,008       (3,322)         188
                                          ---------    ---------    ---------    ---------    ---------
Net income (loss)
   (before cumulative effect
   of accounting change)                     39,786       34,829       22,645       (4,293)         952

Cumulative effect of adopting
  FASB No. 109                                 --           --           --            433         --
                                          ---------    ---------    ---------    ---------    ---------

Net income (loss)                         $  39,786    $  34,829    $  22,645    $  (3,860)   $     952
                                          =========    =========    =========    =========    =========

Preferred stock dividend(7)                     599        2,005        2,056        1,419         --
                                          =========    =========    =========    =========    =========
Net income (loss) available to
   common stockholders (before
   cumulative effect of accounting
   change)                                $  39,187    $  32,824    $  20,589    $  (5,712)   $     952
                                          =========    =========    =========    =========    =========



                                                                Year Ended December 31,
                                     -----------------------------------------------------------------
                                             1995         1994         1993         1992        1991
                                                                (1)(2)(3)(4)      (1)(3)        (1)
                                        ---------     --------  ------------      ------     ------
                                             (in thousands, except per share data and ratios)
Ratio of earnings to
  fixed charges(5)                             7.90         6.73        12.12        --            2.35

Ratio of earnings to combined
  fixed charges and preferred
  dividends(5)                                 7.04         4.90         6.02        --            2.35

Primary earnings per common share:
   Net income (loss)
   (before cumulative effect
   of accounting change)                     $ 4.74       $ 4.89       $ 3.34      $ (1.48)      $ 0.25
   Cumulative effect of
    accounting  change                         --           --           --           0.11         --
                                             ------       ------       ------      -------       ------
   Net income (loss)                         $ 4.74       $ 4.89       $ 3.34      $ (1.37)      $ 0.25
                                             ======       ======       ======      =======       ======

   Average common
    shares outstanding(7)                     8,275        6,710        6,170        3,851        3,872
                                             ======       ======       ======      =======       ======

Fully diluted earnings per common
share:
   Net income (loss)
     (before cumulative effect
     of accounting change)                   $ 4.48       $ 3.94       $ 2.70      $ (1.48)      $ 0.25

   Cumulative effect of
     accounting  change                        --          --             --          0.11         --
                                             ------       ------       ------      -------       ------

   Net income (loss)                         $ 4.48       $ 3.94       $ 2.70      $ (1.37)      $ 0.25
                                             ======       ======       ======      =======       ======

   Average common shares outstanding          8,874        8,847        8,380        3,851        3,872
                                             ======       ======       ======      =======       ======

Cash dividends per common share              $ 0.63       $0.375       $0.225      $  0.20       $ 0.20

OTHER OPERATING DATA:
GAAP loss ratio(6)                            35.7%        47.6%        51.4%        82.1%        68.6%
GAAP underwriting expense ratio(6)            18.6%        14.8%        24.2%        44.2%        42.0%
GAAP combined ratio(6)                        54.3%        62.4%        75.6%       126.3%       110.6%




                                                                  As of December 31,
                                     -----------------------------------------------------------------
                                           1995         1994         1993         1992        1991
                                         --------     --------     --------     --------    ------
BALANCE SHEET DATA:
Cash and investments                     $269,089     $231,789     $248,949     $ 81,994    $ 68,264
Total assets                              393,465      353,794      349,251      205,484     138,414
Losses and loss expenses                   72,719       81,836       71,442       88,668      62,664
Note payable                               67,775       69,700       75,000        5,250       6,000
Total stockholders' equity                211,162      166,771      142,690       69,728      51,269
Book value per common share              $  24.15     $  21.27    $   18.06     $  11.20    $  13.34
Statutory capital and surplus of
   PXRE Reinsurance                      $250,231     $211,988     $185,844     $ 65,221    $ 50,440



--------------------
(1) Effective January 1, 1993, PXRE adopted the FASB's SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts". As a result of such adoption, PXRE effected a December 31, 1992 and 1991 balance sheet reclassification to assets of $53,314,969 and $25,369,685 of reinsurance recoverables on losses and loss expense liabilities and $5,529,292 and $3,395,276 of ceded unearned premiums in 1992 and 1991, respectively, both of which were previously deducted from liabilities. The adoption of SFAS No. 113 had no effect on PXRE's net income for the years ended December 31, 1993 or 1992.

(2) During the first quarter of 1993, PXRE completed an offering of 2,300,000 shares of common stock. The net proceeds of $46,942,000 (except for $5,000,000 which was retained by PXRE for general corporate purposes) were contributed to PXRE Reinsurance's surplus. During the third quarter of 1993, PXRE completed an offering of $75,000,000 principal amount of 9.75% Senior Notes due 2003. The net proceeds of $72,150,000 (except for approximately $3,938,000 which was used by PXRE to repay all amounts outstanding under and retire a term loan facility and $15,000,000 which was retained by PXRE to provide support for debt service on the Senior Notes) were contributed to PXRE Reinsurance's surplus.

(3) The FASB's Emerging Issues Task Force ("EITF") reached a consensus on July 22, 1993 regarding Issue No. 93-6, "Accounting for Multiple-Year Retrospectively-Rated Contracts by Ceding and Assuming Enterprises". The EITF consensus requires that affected companies should accrue the lesser of termination penalties or the effect of prospective adjustments in rates or coverages triggered by the loss event in the period that a loss is recorded. The EITF mandate required adoption of this consensus no later than the third quarter of 1993. As described in Note 2 to PXRE's Consolidated Financial Statements for the year ended December 31, 1993, PXRE had certain retrocessional catastrophe coverage for its principal types of business. Certain of these contracts provided for terms of three or more years and had contractual adjustments regarding rates and/or coverages when losses are recovered under these contracts. Although PXRE was provided with the opportunity to cancel some of these contracts without penalty, PXRE chose to continue the contracts to obtain the coverage provided thereunder. Accordingly, PXRE believed that the appropriate application of the EITF's consensus was to record in the third quarter of 1992 incremental premiums that resulted from Hurricane Andrew loss recoveries under these contracts. This change increased 1992 third quarter ceded earned premiums by $5,772,000, deferred income tax benefit by $1,962,000, net loss by $3,810,000 and loss per common share by $0.99. These adjustments were determined on the basis of losses estimated by PXRE at December 31, 1992. The financial statements for years prior to 1992 are not affected. Also, due to additional information received during the first six months of 1993 with respect to Hurricane Andrew losses, PXRE reported, in the second quarter of 1993, an additional $2,500,000 of ceded premium expenses through the application of the EITF consensus. The statutory capital and surplus of PXRE Reinsurance has not been adjusted.

(4) Until the fourth quarter of 1993, Transnational Reinsurance was a wholly-owned subsidiary of PXRE Reinsurance. On November 1, 1993, a registration statement relating to an initial public offering (the "Offering") by TREX of 5,750,000 shares of Class A common stock at $20.00 per share was declared effective. In conjunction with the formation of TREX and registration of TREX's Class A common stock in the Offering, all of the outstanding capital stock of Transnational Reinsurance was contributed by PXRE Reinsurance to TREX in exchange for the issuance of 1,535,848 shares of TREX's Class B common stock which caused PXRE Reinsurance's holdings of TREX's Class B common stock (when combined with the 100 shares of Class B common stock contributed to PXRE Reinsurance by PXRE in connection with the closing of the Offering) to constitute approximately 21% of all of the outstanding common stock of TREX immediately after the Offering. TREX, through Transnational Reinsurance, now specializes principally in providing brokered property retrocessional reinsurance and marine and aviation retrocessional reinsurance in the United States and international markets pursuant to a Management Agreement with PXRE Reinsurance. As a result of this transaction, PXRE recorded a gain on sale in the fourth quarter of 1993 amounting to $10,564,000 on a pre-tax basis, representing the difference between PXRE Reinsurance's interest in the net assets of Transnational Reinsurance immediately after the Offering and the historical book value of its investment in Transnational Reinsurance. Subsequent to the Offering, PXRE accounts for its investment in TREX on the equity method.

(5) The historical ratios of earnings to fixed charges were determined by dividing consolidated earnings by total fixed charges. For purposes of these computations (i) earnings consist of consolidated income before considering income taxes, fixed charges and minority interest and (ii) fixed charges consist of interest on indebtedness and that portion of rentals which is deemed by PXRE's management to be an appropriate interest factor. Earnings were inadequate to cover fixed charges by $7,615,000 for the year ended December 31, 1992. The historical ratios of earnings to combined fixed charges and preferred dividends were determined by dividing consolidated earnings by total fixed charges and preferred dividends. Earnings were inadequate to cover fixed charges and preferred dividends by $9,034,000 for the year ended December 31, 1992.

(6) The loss, underwriting expense and combined ratios included under "Other Operating Data" have been derived from the audited consolidated statements of income of PXRE prepared in accordance with GAAP.

(7) During 1995, all of the outstanding shares of Series A Preferred Stock were converted into shares of PXRE's Common Stock. To date, these convertible preferred shares were the principal reason for the difference between primary and fully diluted earnings per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

GENERAL

          PXRE provides reinsurance products and services to a domestic and international marketplace, with principal emphasis on commercial and personal property risks and marine and aviation risks, and with a particular focus on catastrophe related coverages.

          PXRE exercises discipline in committing and withholding its underwriting capacity and altering its mix of business to concentrate its underwriting capacity at any given point in time on those types of businesses where management believes that above average underwriting results can be achieved. PXRE has been pursuing a strategy of focusing on catastrophe related coverages in both the international and domestic markets. This strategy has been designed to capitalize on the substantial improvements in pricing and other terms of these coverages which evolved following the high levels of catastrophic loss activity, in terms of both frequency and severity of loss, experienced by the worldwide reinsurance industry since 1987, but which have moderated since the beginning of 1995. In the fourth quarter of 1992, PXRE decided to reduce significantly its writing of traditional pro rata and risk excess reinsurance business due to management's unfavorable evaluation of the condition of such business. Since that time, PXRE has also increased its writing of marine and aviation business.

          PXRE also generates management fee income by managing business for other insurers and reinsurers, either by accepting additional amounts of coverage on underwritten risks and retroceding such additional amounts to participants through various retrocessional arrangements or, in one case, by managing the underwriting and other day-to-day operations of a publicly-owned reinsurance group.

          At December 31, 1995, PXRE was a party to two such retrocessional arrangements, one with a group of insurers and reinsurers referred to as the AMA, and one with Trenwick Group. Under these arrangements, both of which were renewed effective January 1, 1996, PXRE cedes some of its underwritten risks to the participants, subject to maximum aggregate liabilities per reinsurance program (approximately $600,000 in the case of the AMA and approximately $1,500,000 in the case of Trenwick Group). PXRE receives a management fee or commission of 5% of premiums ceded and a percentage of any ultimate underwriting profits in connection with the reinsurance ceded. Such percentage of ultimate underwriting profits is in each case paid over a three-year period and is subject to adjustment based on cumulative experience. Future management fee income is dependent upon the amount of business ceded to the participants and the profitability of that business.

          In the past, PXRE has entered into other retrocessional arrangements providing catastrophic protection. In recent years, PXRE reduced, upon renewal, its own catastrophe retrocessional facilities and has borne the associated increase in net exposures. Although PXRE elected not to purchase any significant retrocessional coverage in 1995, as the cost of catastrophe retrocessional facilities declined, PXRE has begun again selectively to purchase such coverages.

          Since November 8, 1993, PXRE has been party to the Management Agreement under which PXRE has responsibility for the day-to-day operations of TREX and its subsidiary Transnational, including all the reinsurance operations of Transnational. TREX and Transnational do not have any operating properties, systems or paid employees. Pursuant to the Management Agreement, PXRE provides all the operating facilities, systems, equipment and management and clerical employees required to conduct the businesses of TREX and Transnational.

          Under the terms of the Management Agreement, Transnational shares in certain specified business of PXRE that is classified as property retrocessional reinsurance business, marine and aviation retrocessional reinsurance or marine and aviation reinsurance and facultative reinsurance. Transnational is also entitled to share similarly in other property reinsurance business, if any, which PXRE may, from time-to-time, propose that Transnational underwrite and which Transnational's Board of Directors may approve.

          Transnational pays PXRE an annual basic management fee under the Management Agreement equal to 5% of gross premiums written (including reinstatement premiums less return premiums) of Transnational and its consolidated subsidiaries (if any) as reflected in Transnational's statutory quarterly and annual statements filed with state insurance authorities. In addition, PXRE is entitled to receive from TREX a contingent fee equal to 20% of "net income" (as defined) in excess of a 20% "return on equity" (as defined) of TREX for each year, or part thereof, that the Management Agreement remains effective (the first such year having commenced on January 1, 1994). TREX and Transnational also pay all expenses directly attributable to them, including a proportionate share of PXRE's rental expenses with respect to office space based on gross premiums written for the management year and time spent by officers and employees of PXRE in connection with the preparation of reports filed by TREX with the SEC and proxy materials and annual reports sent to TREX shareholders.

          The Management Agreement has an initial term ending December 31, 1998, and is scheduled to renew for successive three-year terms unless either PXRE gives or TREX and Transnational give at least one year's advance written notice of non-renewal. The Management Agreement may be terminated by TREX and Transnational if Transnational's gross premiums written for a calendar year fall below specified levels.


CERTAIN RISKS AND UNCERTAINTIES

          As a reinsurer principally of property and catastrophe related coverages in both the international and domestic markets, PXRE's operating results in any given period depend to a large extent on the number and magnitude of natural and man-made catastrophes such as hurricanes, windstorms, floods, earthquakes, spells of severely cold weather, fires and explosions.

          The estimation of losses for catastrophe reinsurers is inherently less reliable than for reinsurers of risks which have an established historical pattern of losses. In addition, insured events which occur near the end of a reporting period, as well as, with respect to PXRE's retrocessional book of business, the significant delay in losses being reported to insurance carriers, reinsurers and finally retrocessionaires, require PXRE to make estimates of losses based on limited information from ceding companies and based on its own underwriting data. Because of the uncertainty in the process of estimating its losses from insured events, there is a risk that PXRE's liabilities for losses and loss expenses could prove to be inadequate, with a consequent adverse impact on future earnings and stockholders' equity. Additionally, as a consequence of its emphasis on property reinsurance, PXRE may forgo potential investment income because property losses are typically settled within a short period of time.

          PXRE maintains only minimal catastrophe retrocessional coverage. In view of the increased underwritings of catastrophe related reinsurance and the net exposure being retained by PXRE, the occurrence of one or more major catastrophes in any given period (such as hurricanes Andrew and Iniki in 1992 and the Northridge earthquake in 1994) could have a material adverse impact on PXRE's results of operations and financial condition and result in substantial liquidation of investments and outflows of cash as losses are paid.

          As PXRE underwrites risks from a large number of insurers based on information generally supplied by reinsurance brokers, there is a risk of developing a concentration of exposure to loss in certain geographic areas prone to specific types of catastrophes. PXRE has developed systems and software tools to monitor and manage the accumulation of its exposure to such losses. Management has established guidelines for maximum tolerable losses from a single or multiple catastrophic event based on historical data, however no assurance can be given that these maximums will not be exceeded in some future catastrophe.

          Premiums on reinsurance business assumed are recorded as earned on a pro rata basis over the contract period based upon estimated subject premiums. Management must estimate the subject premiums associated with the treaties in order to determine the level of earned premiums for a reporting period. Such estimates are based on information from brokers which can be subject to change as new information becomes available. Because of the inherent uncertainty in this process there is the risk that premiums and related receivable balances may turn out to be higher or lower than reported.

          Although PXRE's investment guidelines stress conservation of principal, diversification of risk, and liquidity, investments are subject to market-wide risks and fluctuations, as well as to risk inherent in particular securities. Accordingly, the estimated fair value of PXRE's investments does not necessarily represent the amount which could be realized upon future sale particularly if PXRE were required to liquidate a substantial portion of its portfolio to fund catastrophic losses. In addition, PXRE's investment in and receivables from TREX amount to approximately $45,417,000 at December 31, 1995, which represent 11.5% of its total assets and 21.5% of its stockholders' equity.

          Premiums receivable and loss reserves include business denominated in currencies other than U.S. dollars. PXRE is exposed to the possibility of significant claims in currencies other than U.S. dollars. While PXRE holds positions denominated in foreign currencies to mitigate the effects of currency fluctuations on its results of operations, it does not hedge its currency exposures before a catastrophic event which may produce a claim.

          PXRE Corporation (parent company) relies primarily on cash dividends and net tax allocation payments from its subsidiary PXRE Reinsurance to pay its operating expenses, to meet its debt service obligations and to pay common stock dividends to PXRE's stockholders. The payment of dividends by PXRE Reinsurance to PXRE Corporation is subject to limits imposed under the insurance laws and regulations of Connecticut, the state of incorporation and domicile of PXRE Reinsurance, as well as certain restrictions arising in connection with PXRE Corporation's outstanding indebtedness.

          In the event the amount of dividends available, together with other sources of funds, are not sufficient to permit PXRE Corporation (parent company) to meet its debt service, other obligations and to pay cash dividends, it would be necessary to obtain the approval of the Connecticut Insurance Commissioner prior to PXRE Reinsurance's payment of additional dividends. If such approval were not obtained, PXRE Corporation (parent company) would have to adopt one or more alternatives, such as refinancing or restructuring its indebtedness or seeking additional equity. There can be no assurance that any of these strategies could be effected on satisfactory terms, if at all.

          The reinsurance business is increasingly competitive and is undergoing a variety of challenging developments. The industry has in recent years moved toward greater consolidation as ceding companies have placed increased importance on size and financial strength in the selection of reinsurers. Additionally, reinsurers are tapping new markets and complementing their range of traditional reinsurance products with innovative new products which bring together capital markets and reinsurance experience. PXRE competes with numerous major international and domestic reinsurance and insurance companies, many of which have substantially greater financial, marketing and management resources than PXRE.

COMPARISON OF 1995 AND 1994


                                             Year Ended December 31,
                                             -----------------------      Increase/
                                                 1995          1994       (Decrease)
                                                 ----          ----       ----------
                                                   (in thousands)             %
Gross premiums written                         $ 155,380     $ 179,684      (13.5)

Ceded premiums:
  Managed business
     participants                                 26,774        29,842      (10.3)
  TREX Management Agreement                       24,790        28,722      (13.7)
  Catastrophe coverage                             6,359        12,183      (47.8)

  Other                                             (179)          419     (142.7)
                                                --------     ---------

     Total reinsurance  premiums ceded            57,744        71,166      (18.9)
                                                --------     ---------

Net premiums written                            $ 97,636      $ 108,518     (10.0)
                                                ========      =========



          Net premiums written for the year ended December 31, 1995, decreased 10.0% to $97,636,000 from $108,518,000 for the corresponding period of 1994. Gross premiums written for 1995 decreased 13.5% to $155,380,000 from $179,684,000 for 1994. Net premiums earned for the year ended December 31, 1995, decreased 12.2% to $97,142,000 from $110,601,000 in the year-earlier period. Gross written, net written and net earned premium decreases for 1995 reflected PXRE's planned response to the continued trend of increased competition in the property catastrophe reinsurance market experienced since the end of 1994 and to recent loss activity in the aviation business. The increased level of competition continued to affect the 1996 annual renewals. During this period, PXRE experienced a reduction in premiums, based on current signed lines of approximately 19% from the 1995 renewal season which is primarily attributable to reductions in underwriting commitments and to a lesser extent rate reductions. In response to these pressures during 1995, PXRE continued to accept some price concessions when consistent with exposures, moved to layers of risk that are less affected by competitive pressures, or reduced commitments where warranted. Although the initial indications from renewals for 1996 are not necessarily representative of what premium levels may be for the full year, they do indicate that in 1996 premiums are likely to decline more than in 1995.

          Premiums ceded by PXRE to its managed business participants decreased 10.3% to $26,774,000 for 1995 compared with $29,842,000 for 1994. The decrease in premiums ceded to these programs was due to the decrease in the amount and percentage of gross premiums written by PXRE on behalf of the managed business participants. During 1995, pursuant to the Management Agreement, PXRE also ceded

$24,790,000 of premiums compared to $28,722,000 during the corresponding period of 1994 to Transnational in lieu of direct reinsurance writings by Transnational. Management fee income from all sources for 1995 decreased to $6,417,000 from $6,992,000 in 1994. The decrease reflected loss activity that resulted in decreased profitability of business managed for other companies.

          Ceded premiums for catastrophe programs for 1995 decreased 47.8% from the comparable period of 1994 primarily because of the lower level of ceded reinstatement premiums resulting from the reduced level of loss activity in 1995 and management's decision to commute certain reinsurance coverages subsequent to the first quarter of 1994.

          The underwriting results of a property and casualty insurer are discussed frequently by reference to its loss ratio, underwriting expense ratio and combined ratio. The loss ratio is the result of dividing losses and loss expenses incurred by net premiums earned. The underwriting expense ratio is the result of dividing underwriting expenses (reduced by management fees, if any) by net premiums written under SAP and net premiums earned under GAAP.
The combined ratio is the sum of the loss ratio and the underwriting expense ratio. A combined ratio under 100% indicates underwriting profits and a combined ratio exceeding 100% indicates underwriting losses. The combined ratio does not reflect the effect of investment income on operating results. The ratios discussed below have been calculated on a GAAP basis.

          The loss ratio was 35.7% for 1995 compared with 47.6% for 1994. The loss ratio for 1995 reflected incurred catastrophe losses of $28,439,000 gross and $20,073,000 net for 1995 and prior accident years as compared with $69,833,000 gross and $37,213,000 net for 1994 and prior accident years.

          Significant catastrophe and risk losses affecting the year ended December 31, 1995 loss ratio are as follows:


                                                Amount of Losses
                                             ---------------------
               Loss Event                      Gross          Net
               ----------                      -----          ---
                                                 (in thousands)
               Hurricane Marilyn             $13,463        $9,886
               Northridge earthquake           8,899         6,030
               Hurricane Luis                  5,119         3,710
               Milliken Factory                7,314         5,932



          Significant events affecting the year ended December 31, 1994 loss ratio included the following:


                                                 Amount of Losses
                                               --------------------
               Loss Event                       Gross          Net
               ----------                       -----          ---
                                                  (in thousands)
               Northridge earthquake           $42,709       $21,180
               Three satellite losses           12,045         8,022
               Four aircraft losses             10,600         5,138


          The provision for losses and loss expenses includes the effect of foreign exchange movements on PXRE's liability for losses and loss expenses, resulting in a foreign currency exchange gain of $39,000 for 1995 compared to a loss of $338,000 for 1994.

          During 1995, PXRE experienced a deficiency of $4,311,000, net, for prior year losses and loss expenses primarily from the 1994 Northridge earthquake. The loss ratio for 1994 was unfavorably affected by increases to reserves of $3,261,000, net, for prior year losses and loss expenses.

          The underwriting expense ratio was 18.6% for 1995, compared with 14.8% for 1994. The increase was substantially due to the effect of a provision for contingent commissions related to the low level of losses incurred. As a result of the above, the combined ratio was 54.3% for 1995, compared with 62.4% for 1994.

          Other operating expenses increased to $11,237,000 for 1995, from $8,365,000 in 1994. The operating expense increase for 1995 primarily reflects an increase of $1,653,000 related to changes in benefit plans, additional staff salaries, increased incentive compensation and other related benefits. Also contributing to the increases were additional costs of $216,000 under a new lease in Edison, New Jersey, and an increase in depreciation expense from the capital expenditures of $3,200,000 for PXRE's new facilities including additions to electronic data processing equipment. Included in other operating expenses were foreign currency exchange gains of $196,000 for 1995 compared to gains of $1,156,000 for 1994.

          Interest expense decreased to $7,143,000 in 1995, from $7,789,000 in 1994 due to repurchase of $5,300,000 par value of PXRE's 9.75% Senior Notes, at prices from 99.25 to 99.625 during the fourth quarter of 1994 and the repurchase of $1,925,000 par value of Senior Notes at prices ranging from

104.625 to 105.0 during the third quarter of 1995. The loss on repurchase was not material.

          Net investment income for 1995 increased 6.8% to $14,730,000 from $13,786,000 for 1994. The increase in net investment income was caused by a 5.0% increase in average investments for 1995 compared with the previous year, as well as an increase in PXRE's pre-tax investment yield to 5.9% for 1995 compared to 5.8% for 1994. Net realized investment gains for 1995 were $85,000 compared with net realized losses of $1,164,000 for 1994. PXRE recorded directly to equity a $9,759,000 after-tax unrealized increase in the value of its investment portfolio during 1995, resulting from the decline in interest rates since December 31, 1994.

          The net effects of foreign currency exchange fluctuations were losses of $235,000 in 1995 and gains of $818,000 for 1994. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Liquidity and Capital Resources".

          Net income for the year ended December 31, 1995 includes $5,948,000 which represents PXRE's approximately 21.9% equity share of TREX's net earnings as compared with $4,141,000 representing PXRE's approximately 21.2% share of TREX's net earnings in 1994. The change in the equity in TREX's earnings reflects the higher level of TREX's net income and the change in PXRE's ownership. The change in PXRE's ownership of TREX resulted from the repurchase by TREX of 270,100 shares of its publicly owned Class A shares.

          For the reasons discussed above, net income was $39,786,000 for the year ended December 31, 1995, compared to net income of $34,829,000 for the year ended December 31, 1994. Primary net income per common share was $4.74 for 1995 (after provision for cumulative dividends of $598,900 on the Series A Preferred Stock) compared to primary net income per common share of $4.89 for 1994 (after provision for cumulative dividends of $2,005,000 on the Series A Preferred Stock) based on average shares outstanding of 8,275,000 in 1995 and 6,710,000 in 1994. The change in the number of shares outstanding relates primarily to the conversion of all the remaining convertible preferred shares to common shares in May 1995. Fully diluted net income per common share was $4.48 for 1995 compared to $3.94 for 1994 based on average shares outstanding of 8,874,000 in 1995 and 8,847,000 in 1994.

COMPARISON OF 1994 AND 1993


                                                    Year Ended December 31,
                                                ------------------------------      Increase/
                                                 1994                   1993       (Decrease)
                                                 ----                   ----       ----------
                                                       (in thousands)                   %
Gross premiums written                          $179,684               $116,975       54.0

Ceded premiums:
  Managed business participants                   29,842                 23,387       28.0
   TREX Management Agreement                      28,722                    270       ----
  Catastrophe coverage                            12,183                 14,918      (18.0)
  Other                                              419                    894      (53.0)
                                                --------               --------
       Total reinsurance
          premiums ceded                          71,166                 39,469       80.0
                                                --------               --------

Net premiums written                            $108,518                $77,506       40.0
                                                ========               ========




          Net premiums written for the year ended December 31, 1994 increased 40% to $108,518,000 from $77,506,000 for the corresponding period of 1993. Gross premiums written for the year 1994 increased 54% to $179,684,000 from $116,975,000 for the same period of 1993. The increase in net and gross premiums written resulted principally from increased participations on renewal business and new business written for new and existing reinsureds, the majority of which was catastrophe related. Premium growth also occurred in PXRE's marine, aviation, facultative and treaty risk excess reinsurance accounts. PXRE experienced reduced written premiums in pro rata in 1994 because of inadequate premium rates and terms caused by the continuing competition in these lines. Net premiums earned for 1994 increased 40% to $110,601,000 from $78,928,000 in 1993 because of the increase in net premiums written.

          Premiums ceded by PXRE to its managed business participants increased 28% to $29,842,000 (17% of gross premiums written) for 1994 compared with $23,387,000 (20% of gross premiums written) for 1993. The increase in gross premiums written ceded to these programs was due principally to the increase in the amount of premiums written by PXRE to accommodate the larger participation of Trenwick Group starting January 1, 1994. Pursuant to the Management Agreement, in 1994 PXRE also ceded $28,722,000 of premiums to Transnational in lieu of Transnational directly assuming reinsurance writings.

          Management fee income for 1994 increased 121% to $6,992,000 from $3,158,000 in 1993. The increase was principally due to the increased amounts of business ceded to PXRE's managed business participants (Trenwick Group and the

AMA) and the business written for Transnational pursuant to the Management Agreement.

          Ceded premiums for catastrophe programs were 18% lower compared to 1993, primarily because of management's decision not to renew certain retrocessional coverages in 1994. Other ceded premiums declined principally as a result of a reduction in facultative business and termination of a pro rata retrocession of that business.

          The loss ratio was 47.6% for 1994 compared with 51.4% for 1993. The 1994 loss ratio reflected incurred catastrophe losses of $69,833,000 gross and $37,213,000 net for 1994 and prior accident years as compared with $29,265,000 gross and $16,017,000 net in 1993 for 1993 and prior accident years. Significant events affecting the 1994 loss ratio included the following:


                                                    Amount of Losses
                                                    ----------------
               Loss Event                         Gross           Net
               ----------                         -----           ---
                                                     (in thousands)
               Northridge earthquake             $42,709       $21,180
               Three satellite losses             12,045         8,022
               Four aircraft losses               10,600         5,138


          Significant events affecting the same period of 1993 included the following:


                                                    Amount of Losses
                                                    ----------------
               Loss Event                         Gross           Net
               ----------                         -----           ---
                                                     (in thousands)
               World Trade Center bombing        $6,346        $2,285
               March 1993 winter storm            2,746         1,825
               Swiss floods                       1,848         1,625
               Additional losses incurred
                   on hurricane Andrew            10,523         4,458


          The provision for losses and loss expenses includes the effect of foreign exchange movements on PXRE's liability for losses and loss expenses, resulting in a foreign currency exchange loss of $338,000 for 1994 compared to a loss of $205,000 in 1993.

          The loss ratio for 1994 was unfavorably affected by increases to reserves of $3,261,000 net for prior years' losses and loss expenses which was principally attributable to loss development on a number of marine pro rata reinsurance contracts and losses from the 1993 Midwest floods. During 1993, PXRE incurred losses and loss expenses of $10,499,000 net for prior years' losses and loss expenses, of which approximately $5,394,000 were due to additional information received with respect to hurricanes Andrew and Iniki, approximately $3,330,000 were the result of losses under a number of pro rata reinsurance treaties and the remainder were principally attributable to the other 1993 catastrophes.

          The underwriting expense ratio was 14.8% for 1994 compared with 24.2% in 1993. The decrease was substantially due to the increase in net premiums earned, as well as a decrease in the amount of pro rata reinsurance written, which carries higher commissions than the excess of loss business which replaced it. As a result of the above, the combined ratio was 62.4% for 1994, compared with 75.6% for 1993.

          Other operating expenses decreased to $8,365,000 for 1994 from $8,917,000 for 1993 mainly because of foreign exchange gains in 1994 offset in part by an increase in salary related expenses and incentive compensation costs. Included in other operating expenses were foreign currency exchange gains of $1,156,000 for 1994 compared to losses of $397,000 for 1993.

          Interest expense increased to $7,789,000 in 1994 from $2,740,000 in 1993 reflecting the public offering in September 1993 of $75 million of 9.75% Senior Notes. In December 1994, PXRE Corporation (parent company) repurchased $5,300,000 par value of its Senior Notes at prices from 99.25 to 99.625.

          Net investment income for 1994 increased 72% to $13,786,000 from $8,011,000 for 1993. The increase in net investment income was caused by an increase in average investments for 1994 compared with the previous year, and in part by an increase in PXRE's pre-tax investment yield to 5.8% for 1994 compared with 5.0% for 1993. The increase in average investments reflects investment of the proceeds of the public offerings of 9.75% Senior Notes during the third quarter of 1993 (net proceeds of approximately $72,150,000) and of Common Stock during the first quarter of 1993 (net proceeds of approximately $46,942,000). The pre-tax yield increased principally because of investment and reinvestment of available funds at generally higher interest rates during 1994. Additionally, net investment income was increased by a retroactive adjustment of $1,603,000 to the amortization of premiums on Government National Mortgage Association mortgage-backed securities ("GNMAs") because of a significant slowing of prepayments on those securities. Net realized investment losses for 1994 were $1,164,000 compared with net realized losses of $1,526,000 for 1993. A gain of $10,564,000 in 1993 was attributable to the TREX initial public offering. The realized losses resulted from prepayments on mortgage-backed securities, principally GNMAs.

          The net effect of foreign currency exchange fluctuations was a gain of $818,000 in 1994 and a loss of $602,000 in 1993. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources".

          Net income for 1994 and 1993 included $4,141,000 and $84,000, respectively, which represented PXRE's approximately 21% equity share of TREX's net earnings.

          For the reasons discussed above, net income was $34,829,000 for 1994 compared to $22,645,000 for 1993. Primary net income per common share increased to $4.89 for 1994 (after provision for cumulative dividends of $2,005,000 on the Series A Preferred Stock) compared to net income per common share of $3.34 for 1993 (after provision for cumulative dividends of $2,056,000 on the Series A Preferred Stock) based on average shares outstanding of 6,710,000 in 1994 and 6,170,000 in 1993. Fully diluted net income per common share increased to $3.94 for 1994 compared to $2.70 for 1993 based on average shares outstanding of 8,847,000 in 1994 and 8,380,000 in 1993.


LIQUIDITY AND CAPITAL RESOURCES

          PXRE Corporation (parent company) relies primarily on cash dividends and net tax allocation payments from its subsidiary PXRE Reinsurance to pay its operating expenses and income taxes, to meet its debt service obligations and to pay dividends to PXRE stockholders. The payment of dividends by PXRE Reinsurance to PXRE Corporation is subject to limits imposed under the insurance laws and regulations of Connecticut, the state of incorporation and domicile of PXRE Reinsurance, as well as certain restrictions arising in connection with PXRE Corporation's Senior Notes discussed below. Connecticut insurance law provides that the maximum amount of dividends or other distributions that PXRE Reinsurance may declare or pay to PXRE Corporation within any twelve-month period, without regulatory approval, is limited to the lesser of (a) earned surplus or (b) the greater of 10% of policyholders' surplus at December 31 of the preceding year or 100% of net income for the twelve-month period ending December 31 of the preceding year, all determined in accordance with SAP. Accordingly, the

Connecticut insurance laws could limit the amount of dividends available for distribution by PXRE Reinsurance without prior regulatory approval, depending upon a variety of factors outside the control of PXRE, including the frequency and severity of catastrophe and other loss events and changes in the reinsurance market, in the insurance regulatory environment and in general economic conditions. As of December 31, 1995, PXRE Reinsurance had earned surplus of $81,382,000, as defined, and a policyholders' surplus of $250,231,000 and its net income for 1995 was $37,996,000. The maximum amount of dividends or distributions that PXRE Reinsurance may declare and pay in 1996, without regulatory approval, is therefore $37,996,000. During 1995, $6,000,000 in dividends was approved and paid by PXRE Reinsurance to PXRE Corporation.

          Other sources of funds available to PXRE Corporation (parent company) include investments retained by PXRE to provide support for debt service on its Senior Notes. Net tax allocation payments by PXRE Reinsurance are also expected to be a source of funds available to PXRE Corporation (parent company).

          In the event the amount of dividends available, together with other sources of funds, are not sufficient to permit PXRE Corporation (parent company) to meet its debt service and other obligations and to pay cash dividends, it would be necessary to obtain the approval of the Connecticut Insurance Commissioner prior to PXRE Reinsurance's payment of additional dividends. If such approval were not obtained, PXRE (parent company) would have to adopt one or more alternatives, such as refinancing or restructuring its indebtedness or seeking additional equity. There can be no assurance that any of these strategies could be effected on satisfactory terms, if at all. In the event that PXRE Corporation (parent company) were unable to generate sufficient cash flow and were otherwise unable to obtain funds necessary to meet required payments of principal and interest on its indebtedness, PXRE Corporation (parent company) could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all of the funds borrowed thereunder to be due and payable together with accrued and unpaid interest.

          In August 1993, PXRE Corporation (parent company) completed a public offering of $75,000,000 principal amount of 9.75% Senior Notes due August 15, 2003. Interest is payable on the Senior Notes semi-annually. Interest expense, including amortization of debt offering costs, for 1995 in respect of the Senior Notes amounted to approximately

$7,143,000. Interest expense for 1996 will amount to approximately $6,869,000. On and after August 15, 1998, the Senior Notes may be redeemed at the option of PXRE, in whole or in part, at redemption prices (expressed as percentages of the principal amount), plus accrued and unpaid interest to the date fixed for redemption, of 103.656% at August 15, 1998, declining to 100% at August 15, 2001 and thereafter. The Indenture governing the Senior Notes contains covenants which, among other things, limit the ability of PXRE and its Restricted Subsidiaries (including PXRE Reinsurance): (a) to incur additional indebtedness (except for the incurrence of Permitted Indebtedness and the incurrence of other Indebtedness by PXRE in circumstances where no Default or Event of Default exists and the Consolidated Fixed Charge Coverage Ratio of PXRE would be greater than 2:1 after giving effect to the incurrence) and, in the case of the Restricted Subsidiaries, to issue preferred stock; (b) to pay dividends, repurchase stock and to make certain other Restricted Payments (other than, among other things, if no Default or Event of Default exists (x) Restricted Payments after August 31, 1993, not exceeding in the aggregate the sum of $3,000,000 plus 50% of Consolidated Net Income (or minus 100% of any loss) from such date (with certain adjustments), plus the amounts of certain equity proceeds and certain reductions in Investments in Unrestricted Subsidiaries, provided, that at the time of such Restricted Payment the Consolidated Fixed Charge Coverage Ratio is greater than 2.0, and (y) in addition to permitted Restricted Payments referred to in clause (x), the payment of cash dividends on Qualified Capital Stock after August 31, 1993 of up to an aggregate of $6,000,000, provided, that such dividends on Common Stock do not exceed $0.25 per share in any year); (c) to sell or permit the issuance of any stock of PXRE Reinsurance or any other Principal Insurance Subsidiary; (d) to sell or transfer other assets (other than for at least Fair Market Value and generally for not less than 75% in cash or Cash Equivalents); (e) to create liens upon the properties or assets of PXRE or its Restricted Subsidiaries; or (f) to engage in any business other than the insurance and reinsurance businesses and other businesses incidental and related thereto. The Indenture also provides that within 30 days after a Change of Control of PXRE, PXRE will offer to purchase all the Senior Notes then outstanding at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of such purchase.

          In the fourth quarter of 1994, PXRE's Board of Directors authorized the repurchase of up to $20 million principal amount of Senior Notes in any one calendar year at below par prices in negotiated or open market transactions. As of December 31, 1994, PXRE had repurchased $5,300,000 principal amount of its Senior Notes at an aggregate cost of $5,275,000. In April 1995, PXRE's Board of Directors authorized such Senior Note repurchases to be made at or above par prices. During the third quarter of 1995, PXRE Reinsurance Company purchased $1,925,000 principal amount of its parent company's Senior Notes at an aggregate cost of $2,016,000.

          PXRE Corporation (parent company) files federal income tax returns for itself and all of its direct or indirect domestic subsidiaries that satisfy the stock ownership requirements for consolidation for federal income tax purposes (collectively, the "Subsidiaries"). PXRE Corporation (parent company) is party to an Agreement Concerning Filing of Consolidated Federal Income Tax Returns (the "Tax Allocation Agreement") pursuant to which each Subsidiary makes tax payments to PXRE Corporation (parent company) in an amount equal to the federal income tax payment that would have been payable by such Subsidiary for such year if it had filed a separate income tax return for such year. PXRE Corporation (parent company) is required to provide for payment of the consolidated federal income tax liability for the entire group. If the aggregate amount of tax payments made in any tax year by a Subsidiary is less than (or greater than) the annual tax liability for such Subsidiary on a stand-alone basis for such year, such Subsidiary will be required to make up such deficiency (or receive a credit if payments exceed the separate return tax liability) to PXRE Corporation (parent company).

          The primary sources of liquidity for PXRE Reinsurance are net cash flow from operating activities (including interest income from investments), the maturity or sale of investments, borrowings, capital contributions and advances from PXRE Corporation (parent company). Funds are applied primarily to the payment of claims, operating expenses, income taxes and to the purchase of fixed maturity and short-term investments. Premiums are typically received in advance of related claim payments. Net cash flow provided by operations was $32,412,000 during 1995, compared with net cash flow provided by operations of $30,988,000 and $35,792,000 during 1994 and 1993, respectively, due to the effects of timing of collection of receivables and reinsurance recoverables and payments of losses.

          PXRE's management has established general procedures and guidelines for its investment portfolio and oversees investment management carried out by Phoenix Duff & Phelps, a public majority-owned subsidiary of Phoenix Home Life. Although these investment guidelines stress conservation of principal, diversification of risk and liquidity, investments are subject to market-wide risks and fluctuations, as well as to risk inherent in particular securities. As at December 31, 1995, PXRE's investment portfolio consisted primarily of fixed maturities and short-term investments. During the latter part of 1995, PXRE invested $5,000,000 in equities. The investment policies and all investments of PXRE are approved by its Board of Directors.

          Of PXRE's fixed maturities portfolio at December 31, 1995, 100% of the fair value was in obligations rated "A1" or "A" or better by Moody's or S&P, respectively, or in government or government-backed securities. Mortgage-backed securities (principally GNMAs) accounted for 22.6% of fixed maturities based on fair value at December 31, 1995. PXRE has no investments in real estate or commercial mortgage loans. The average market yield to maturity of PXRE's fixed maturities portfolio at December 31, 1995 and 1994 was 5.3% and 5.8%, respectively.

          Fixed maturity investments are reported at fair value, with the net unrealized gain or loss, net of tax, reported as a separate component of stockholders' equity. PXRE recorded directly to equity a $9,759,000 after-tax unrealized increase in the value of its investment portfolio during 1995 reflecting a decrease in interest rates during the period. Short-term investments are carried at amortized cost which approximates fair value. PXRE's short-term investments, principally high grade commercial paper, were $41,722,000 at December 31, 1995 compared to $26,813,000 at December 31, 1994.
The increase at December 31, 1995 was principally due to a planned buildup of short-term investments as PXRE approached the period of the year with a maximum probability of hurricane activity. Such level of short-term investments was not reduced as rapidly as usual in the latter part of the fourth quarter of 1995 after the period of maximum wind exposure. Cash flow requirements arising from the August 1995 hurricanes Marilyn and Luis required additional liquidity.

          In November 1993, an initial public offering by TREX, a subsidiary of PXRE, of 5,750,000 shares of Class A Common Stock at $20 per share, was completed. In connection with this offering, PXRE contributed all of the capital stock of Transnational to TREX. TREX, through Transnational, now specializes principally in providing brokered property retrocessional reinsurance and marine and aviation retrocessional reinsurance in the United States and international markets pursuant to the Management Agreement with PXRE. PXRE owns approximately 21.9% of the total issued and outstanding common stock of TREX and is entitled to designate two of TREX's five directors.

          During the fourth quarter of 1995, PXRE raised the quarterly dividend on its Common Stock from $0.15 per share to $0.18 per share. The increase in the dividend will result in an annual additional outlay of approximately $1,049,400.

          PXRE exercised its option to redeem PXRE's Series A Preferred Stock (and the related Depositary Shares) on May 1, 1995. At December 31, 1994, there were 10,009 shares of Series A Preferred Stock (1,000,900 Depositary Shares) outstanding. During the second quarter of 1995, all of the outstanding shares of Series A Preferred Stock were converted into shares of PXRE's Common Stock resulting in the issuance of approximately 1,760,000 shares of PXRE's Common Stock. Each Depositary Share had a conversion price of $12.29 per Depositary Share and was valued for conversion purposes at $25.00, resulting in approximately 2.0342 shares of Common Stock for each Depositary Share converted. As a result of this transaction, PXRE will save approximately $500,000 in dividend costs for the preferred shares each quarter. This will be offset by approximately $316,800 in additional common stock dividends on shares issued upon conversion. To date, these convertible preferred shares were the principal reason for the difference between primary and fully diluted earnings per share. Because of the conversion, that difference will be eliminated in future periods.

          Book value per share was $24.15 at December 31, 1995.

          In April 1995, PXRE's Board of Directors authorized the repurchase of up to 700,000 shares of its common stock from time-to-time in open market or private block purchase transactions. From inception of this repurchase plan through March 1996, PXRE repurchased 25,000 of the 700,000 shares authorized at a cost of $625,000.

          In March 1995, PXRE and TREX entered into a joint venture arrangement to trade in catastrophe futures and options contracts on the Chicago Board of Trade. PXRE and TREX have each committed $2.5 million to this venture. Although the joint venture has developed a number of trading strategies, the low level of activity in the CBOT market for catastrophe futures has kept trade volume to a minimum through December 31, 1995.

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

          All amounts classified as reinsurance recoverable at December 31, 1995, are considered by management of PXRE to be collectible in all material respects.

          In May 1994, PXRE signed a lease for approximately 24,000 square feet of office space in Edison, New Jersey, for a term of 15 years at a fixed annual rental of approximately $370,000. In conjunction with its relocation to that facility in April 1995, PXRE incurred capital expenditures of approximately $3,200,000 for construction costs and furniture and related electronic data processing equipment. The lease on PXRE's New York office space expires in July 1996. PXRE presently plans to continue utilization of the space until such expiration date.


INCOME TAXES

          PXRE's effective tax rate for 1995, 1994 and 1993 was 31.4%, 31.1% and 32.7%, respectively, which differs from the statutory rate principally due to tax exempt income and state and local taxes. The change in the effective rate in 1995 reflects the higher relative proportion of underwriting activities compared to tax exempt municipal bond income.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


          The following financial statements are filed as part of this Form
10-K:



                                                                         Page
                                                                         ----
  PXRE Corporation:

        Report of Independent Accountants                                F-1

        Consolidated Balance Sheets
          at December 31, 1995 and 1994                                  F-2

        Consolidated Statements of Income
          for the years ended December 31,
          1995, 1994 and 1993                                            F-3

        Consolidated Statements of
          Stockholders' Equity for the years
          ended December 31, 1995, 1994 and 1993                         F-4

        Consolidated Statements of Cash Flow
          for the years ended December 31,
          1995, 1994 and 1993                                            F-5

        Notes to Consolidated Financial
          Statements                                                     F-6



ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          No disclosure hereunder is required as PXRE has not changed its accountants during the 24 months preceding December 31, 1995.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information required by this Item 10 is contained in PXRE's Proxy Statement, which information is incorporated herein by reference and which Proxy Statement will be filed within 120 days of the end of PXRE's 1995 fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

          The information required by this Item 11 is contained in PXRE's Proxy Statement, which information is incorporated herein by reference and which Proxy Statement will be filed within 120 days of the end of PXRE's 1995 fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information required by this Item 12 is contained in PXRE's Proxy Statement, which information is incorporated herein by reference and which Proxy Statement will be filed within 120 days of the end of PXRE's 1995 fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required by this Item 13 is contained in PXRE's Proxy Statement, which information is incorporated herein by reference and which Proxy Statement will be filed within 120 days of the end of PXRE's 1995 fiscal year.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (a) The following documents are filed as part of this Form 10-K:

             (1)  Financial Statements


                                                                                      Page
                                                                                      ----
PXRE Corporation:

        Report of Independent Accountants                                              F-1

        Consolidated Balance Sheets
          at December 31, 1995 and 1994                                                F-2

        Consolidated Statements of Income
          for the years ended December 31,
          1995, 1994 and 1993                                                          F-3

        Consolidated Statements of
          Stockholders' Equity for the years
          ended December 31, 1995, 1994 and 1993                                       F-4

        Consolidated Statements of Cash Flow
          for the years ended December 31,
          1995, 1994 and 1993                                                          F-5

        Notes to Consolidated Financial
          Statements                                                                   F-6


             (2)  Financial Statements Schedules



        Schedule I - Summary of Investments  (The  information  required by this
        Schedule is presented in the financial  statements and the notes thereto
        included in this Form 10-K.)                                                   ---

        Schedule II - Condensed Financial
        Information of Registrant                                                     F-20

        Schedule III - Supplementary Insurance
        Information                                                                   F-21




        Schedule IV - Reinsurance (The information  required by this Schedule is presented in the financial  statement and the notes thereto  included in
        this Form 10-K.)                                                               ---

        Schedule VI -- Supplemental Information
        Concerning Property/Casualty Insurance
        Operations                                                                    F-21

        Report of Independent Accountants on the
        Financial Statement Schedules and Consent
        of Independent Accountants                                                    F-22

        All other financial statement schedules have been omitted as inapplicable.



        (3)  Exhibits

          (3) Certificate of Incorporation and By-laws of PXRE Corporation. The Restated Certificate of Incorporation and By-laws of PXRE Corporation were previously filed with PXRE's Registration Statement on Form S-1 dated August 29, 1986, as amended by Amendment No. 1 thereto dated February 19, 1987 and by Amendment No. 2 thereto dated March 25, 1987 (File No. 33-8406), as Exhibits 3.1 and 3.2 thereto, and are incorporated herein by reference. The Certificate of Designations designating the Series A Cumulative Convertible Preferred Stock of PXRE Corporation was previously filed with PXRE's Registration Statement on Form S-2 dated February 21, 1992, as amended by Amendment No. 1 thereto dated April 1, 1992 and by Amendment No. 2 thereto dated April 13, 1992 and by Amendment No. 3 thereto dated April 23, 1992 (File No. 33-45893) as Exhibit 4.5 thereto, and is incorporated herein by reference. A Certificate of Amendment dated May 20, 1993 to PXRE's Restated Certificate of Incorporation was previously filed with PXRE's Registration Statement on Forms S-8 and S-3 dated June 3, 1993 (File No. 33-63768) as Exhibit 4.3 thereto, and is incorporated herein by reference. A Certificate of Amendment dated May 19, 1994 to PXRE's Restated Certificate of Incorporation was previously filed as Exhibit 3 to the Annual Report on Form 10-K of PXRE for the fiscal year ended December 31, 1994 (File No. 0-15428), and is incorporated herein by reference. Article IV, Section 1 of the By-laws of PXRE Corporation, as amended on June 8, 1995, is attached hereto as Exhibit 3.

          (4) Instruments Defining the Rights of Security Holders. Trust Indenture dated as of August 31, 1993 between PXRE, as issuer, and The First National Bank of Boston, as trustee, relating to $75,000,000 principal amount of 9.75%

Senior Notes of PXRE due 2003 (Exhibit 4.1 to PXRE's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 (File No. 0-15428), and incorporated herein by reference).

          (10) Material Contracts. The material contracts of PXRE are as follows:

          10.1 Lease dated January 29, 1986 between Phoenix General Insurance Company and 80 Maiden Lane Associates for office facilities located at 80 Maiden Lane, New York, New York (Exhibit 10.1 to PXRE's Form S-1 Registration Statement dated August 29, 1986, as amended by Amendment No. 1 thereto dated February 19, 1987 and by Amendment No. 2 thereto dated March 25, 1987 (File No. 33-8406), and incorporated herein by reference).

          10.2 Assignment and Assumption of Lease dated September 30, 1986 between Phoenix General Insurance Company and PXRE Reinsurance Company (Exhibit
10.2 to Amendment No. 1 dated February 19, 1987 to PXRE's Form S-1 Registration Statement dated August 29, 1986, as subsequently amended by Amendment No. 2 thereto dated March 25, 1987 (File No. 33-8406), and incorporated herein by reference).

          10.3 PXRE Reinsurance Company Management Agreement among PXRE Reinsurance and, among others, Merrimack Mutual Fire Insurance Company ("Merrimack"), Pennsylvania Lumbermens Mutual Insurance Company ("Pennsylvania Lumbermens"), and NRMA Insurance Limited ("NRMA") (Exhibit 10.1 to PXRE's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (File No. 0-15428), and incorporated herein by reference); letter dated November 28, 1990 from Pennsylvania Lumbermens confirming reduced participation (Exhibit 10.7 to PXRE's Form S-2 Registration Statement dated February 21, 1992, as amended by Amendment No. 1 thereto dated April 1, 1992 and by Amendment No. 2 thereto dated April 13, 1992 and by Amendment No. 3 thereto dated April 23, 1992 (File No. 33-45893), and incorporated herein by reference); and forms of cover notes respecting January 1995 renewals by Merrimack, Pennsylvania Lumbermens and NRMA (Exhibit 10.3 to the Annual Report on Form 10-K of PXRE for the fiscal year ended December 31, 1994 (File No. 0-15428) and incorporated herein by reference).

          10.4 Tax Settlement Agreement dated June 21, 1991 between PXRE Corporation, PXRE Reinsurance Company and PM Holdings, Inc. (Exhibit 10.2 to the Annual Report on Form 10-K of PXRE for the fiscal year ended December 3, 1991 (File No. 0-15428), and incorporated herein by reference).

          10.5 Investment Advisory Agreement between PXRE Reinsurance Company and Phoenix Investment Counsel, Inc., dated February 25, 1987 and effective as of January 1, 1987 (Exhibit 10.10 to Amendment No. 1 dated February 19, 1987 to PXRE's Form S-1 Registration Statement dated August 29, 1986, as subsequently amended by Amendment No. 2 thereto dated March 25, 1987 (File No. 33-8406), and incorporated herein by reference).

          10.6 Amendment to Investment Advisory Agreement between PXRE Reinsurance Company and Phoenix Investment Counsel, Inc., effective retroactively as of January 1, 1987 (Exhibit 10.3 to the Annual Report on Form 10-K of PXRE for the fiscal year ended December 31, 1991 (File No. 0-15428), and incorporated herein by reference).

          10.7 Amendment No. 2 to Investment Advisory Agreement between PXRE Reinsurance Company and Phoenix Investment Counsel, Inc. effective as of November 1, 1989. (Exhibit 10.4 to the Annual Report on Form 10-K of PXRE for the fiscal year ended December 31, 1991 (File No. 0-15428), and incorporated herein by reference).

          10.8 Amended and Restated Agreement Concerning Filing of Consolidated Federal Income Tax Returns dated as of August 23, 1993 between PXRE and PXRE Reinsurance (Exhibit 10.8 to the Annual Report on Form 10-K of PXRE for the fiscal year ended December 31, 1993 (File No. 0-15428), and incorporated herein by reference).

          10.9 Employee Stock Purchase Plan, as amended (Appendix A to PXRE's Proxy Statement dated April 23, 1993, and incorporated herein by reference).(M)

          10.10 Executive Long-Term Bonus Plan (Exhibit 10.6 to PXRE's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (File No. 0-15428), and incorporated herein by reference) and Amendment thereto made as of August 22, 1991 (Exhibit 10.14 to PXRE's Form S-2 Registration Statement dated February 21, 1992, as amended by Amendment No. 1 thereto dated April 1, 1992 and by Amendment No. 2 thereto dated April 13, 1992 and by Amendment No. 3 thereto dated April 23, 1992 (File No. 33-45893), and incorporated herein by reference).(M)


---------------------

(M) indicates a management contract or compensatory plan or arrangement in which the directors and/or executive officers of PXRE participate.

          10.11 Executive Severance Plan (Exhibit 10.1 to the Annual Report on Form 10-K of PXRE for the fiscal year ended December 31, 1989 (File No. 0-15428), and incorporated herein by reference).

          10.12 1988 Stock Option Plan, as amended (Exhibit A to the first Prospectus forming part of PXRE's Form S-8 and S-3 Registration Statement dated June 21, 1990 (File No. 33-35521), and incorporated herein by reference).(M)

          10.13 1987 Stock Option Plan, as amended (Appendix B to PXRE's Proxy Statement dated April 13, 1990, and incorporated herein by reference).(M)

          10.14 Non-Employee Director Deferred Stock Plan (Appendix A to PXRE's Proxy Statement dated April 12, 1991, and incorporated herein by reference).(M)

          10.15 Restated Employee Annual Incentive Bonus Plan, as amended (Appendix A to PXRE's Proxy Statement dated April 22, 1994, and incorporated herein by reference).(M)

          10.16 1992 Officer Incentive Plan, as amended (Appendix B to PXRE's Proxy Statement dated April 22, 1994 and incorporated herein by reference).(M)

          10.17 Quota Share Retrocessional Agreement between PXRE Reinsurance and Trenwick America Reinsurance Corporation (Exhibit 10.21 to the Annual Report on Form 10-K of PXRE for the fiscal year ended December 31, 1993 (File No. 0-15428), and incorporated herein by reference).

          10.18 Management Agreement dated as of November 8, 1993 among PXRE Reinsurance, Transnational Re Corporation and Transnational Reinsurance Company (Exhibit 10.22 to the Annual Report on Form 10-K of PXRE for the fiscal year ended December 31, 1993 (File No. 0-15428), and incorporated herein by reference).

          10.19 Aggregate Excess of Loss Reinsurance Agreement dated as of November 8, 1993 between PXRE Reinsurance, as reinsurer, and Transnational Reinsurance Company, as reinsured (Exhibit 10.23 to the Annual Report on Form 10-K of PXRE for the fiscal year ended December 31, 1993 (File No. 0-15428), and incorporated herein by reference).


---------------------

(M) indicates a management contract or compensatory plan or arrangement in which the directors and/or executive officers of PXRE participate.

          10.20 Registration Rights Agreement dated as of November 8, 1993 between PXRE Reinsurance and Transnational Re Corporation (Exhibit 10.24 to the Annual Report on Form 10-K of PXRE for the fiscal year ended December 31, 1993 (File No. 0-15428), and incorporated herein by reference).

          10.21 Amendment No. 1 dated December 1, 1994 to the Management Agreement dated as of November 8, 1993 between PXRE Reinsurance, Transnational Re Corporation and Transnational Reinsurance Company (Exhibit 10.21 to the Annual Report on Form 10-K of PXRE for the fiscal year ended December 31, 1994 (File No. 0-15428), and incorporated herein by reference).

          10.22 Addendum No. 2 dated November 10, 1994 to the PXRE Group Amended and Restated Agreement Concerning Filing of Consolidated Federal Income Tax Returns (Exhibit 10.22 to the Annual Report on Form 10-K of PXRE for the fiscal year ended December 31, 1994 (File No. 0-15428), and incorporated herein by reference).

          10.23 Amendment dated August 1994 to the Severance Plan for Certain Executives of PXRE Corporation (Exhibit 10.23 to the Annual Report on Form 10-K of PXRE for the fiscal year ended December 31, 1994 (File No. 0-15428), and incorporated herein by reference).(M)

          10.24 Lease dated May 9, 1994 between Thornall Associates and PXRE Corporation (Exhibit 10.24 to the Annual Report on Form 10-K of PXRE for the fiscal year ended December 31, 1994 (File No. 0-15428), and incorporated herein by reference).

          10.25 Director Stock Option Plan (Appendix A to PXRE's Proxy Statement dated May 3, 1995, and incorporated herein by reference).(M)

          10.26 Amendment No. 3 to Investment Advisory Agreement between PXRE Reinsurance Company and Phoenix Investment Counsel, Inc. (predecessor of Phoenix Duff & Phelps) effective June 1, 1995 (attached hereto as Exhibit 10.26).

          (11) Statement re computation of earnings per share (attached hereto as Exhibit 11).


---------------------

(M) indicates a management contract or compensatory plan or arrangement in which the directors and/or executive officers of PXRE participate.

          (12) Statement re computation of ratios (attached hereto as Exhibit
12).

          (21) List of Subsidiaries. During 1995, PXRE had three wholly-owned subsidiaries: PXRE Reinsurance Company, which is chartered in Connecticut as a property and casualty insurance and reinsurance company, PXRE Trading Corporation, a Delaware corporation and PXRE Limited, an English company. PXRE also has an approximately 21.9% interest in Transnational Re Corporation, a publicly-traded Delaware corporation and its wholly-owned subsidiaries. (See the discussion in this Form 10-K under the captions "Business--Management
Agreement" and "--Other Operations" and "Management's Discussion and Analysis of Financial Condition and Results of Operations".)

          (23) Consents of Experts and Counsel. The consent of Price Waterhouse LLP, independent accountants to PXRE, is included as part of Item 14(a)(2) of this Form 10-K.

          (24) Power of Attorney. Copies of the powers of attorney executed by each of Robert W. Fiondella, Bernard Kelly, Wendy Luscombe, Edward P. Lyons, Philip R. McLoughlin, David W. Searfoss, Donald H. Trautlein and Wilson Wilde are attached hereto as Exhibit 24.

          (27) Financial Data Schedule. Exhibit 27 included in electronic filing only.

          (28) Information from reports furnished to state insurance regulatory authorities. Filed in paper under cover of Form SE.

          (b) Current Reports.

              None.

          (c) See Item 14(a)(3) above.

          (d) See Item 14(a)(2) above.





---------------------

(M) indicates a management contract or compensatory plan or arrangement in which the directors and/or executive officers of PXRE participate.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, PXRE Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PXRE CORPORATION


                                       By: /s/ Gerald L. Radke
                                          --------------------------------
                                          Gerald L. Radke
                                          Its Chairman of the Board,
                                          President and Chief
                                          Executive Officer

                                       Date:  March 29, 1996


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of PXRE Corporation and in the capacity and on the dates indicated:


By:  /s/ Gerald L. Radke                     By:  /s/ Sanford M. Kimmel
   _______________________________              __________________________
     Gerald L. Radke                              Sanford M. Kimmel
     Its Chairman of the Board,                   Its Senior Vice President,
     President and Chief                          Treasurer and Chief
     Executive Officer                            Financial Officer
     (Principal Executive                         (Principal Financial
     Officer) and Director                        Officer and Principal
                                                  Accounting Officer)

Date:  March 29, 1996                        Date:  March 29, 1996



By*                                         By*
   _______________________________              __________________________
   Robert W. Fiondella                            Bernard Kelly
   Director                                       Director

Date:  March 29, 1996                        Date:  March 29, 1996



By*                                         By*
   _______________________________              __________________________
     Wendy Luscombe                               Edward Lyons
     Director                                     Director

Date:  March 29, 1996                        Date:  March 29, 1996

By*                                         By*
   _______________________________              __________________________
   Philip R. McLoughlin                           David W. Searfoss
   Director                                       Director

Date:  March 29, 1996                        Date:  March 29, 1996



By*                                         By*
   _______________________________              __________________________
   Donald H. Trautlein                            Wilson Wilde
   Director                                       Director

Date:  March 29, 1996                        Date:  March 29, 1996


                           *By:    /s/ Gerald L. Radke
                               __________________________
                                  Gerald L. Radke
                                  Attorney-in-Fact

                    REPORT OF INDEPENDENT ACCOUNTANTS



TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
PXRE CORPORATION

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders' equity and of cash flow present fairly, in all material respects, the financial position of PXRE Corporation and its subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flow for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP
New York, New York
February 15,1996

PXRE        Consolidated Balance Sheets
Corporation

                                                                                                    December 31,     December 31,
                                                                                                        1995             1994
                                                                                                        ----             ----
Assets          Investments:
                   Fixed maturities, available for sale, at fair value (amortized
                      cost $216,348,000 and $212,465,000,  respectively)                            $ 221,356,767    $ 204,587,171
                   Equity securities, at fair value (cost $5,000,000)                                   5,172,428                0
                   Short-term investments                                                              41,721,656       26,812,546
                                                                                                    -------------    -------------
                    Total investments                                                                 268,250,851      231,399,717
                Cash                                                                                      838,548          389,249
                Accrued investment income                                                               3,343,505        3,164,703
                Receivables:
                  Unreported premiums                                                                  23,376,727       21,386,835
                  Balances due from intermediaries and brokers                                          6,335,593        4,196,930
                  Other receivables                                                                     4,175,443        5,499,648
                Reinsurance recoverable:  TREX                                                          8,966,592        5,348,637
                                          Non-affiliates                                               25,130,816       40,055,458
                Ceded unearned premiums                                                                 5,433,030        4,702,678
                Deferred acquisition costs                                                              1,564,926          863,138
                Income tax recoverable                                                                    479,473        1,601,844
                Deferred income tax benefit                                                                     0        1,358,229
                Investment in equity of TREX                                                           36,003,384       28,883,788
                Receivable from TREX                                                                      446,799           73,423
                Other assets                                                                            9,119,750        4,870,139
                                                                                                    -------------    -------------
                    Total assets                                                                    $ 393,465,437    $ 353,794,416
                                                                                                    -------------    -------------

Liabilities     Losses and loss expenses                                                            $  72,718,914    $  81,835,558
                Unearned premiums                                                                      13,685,391       12,263,128
                Reinsurance balances payable:  TREX                                                     5,647,532        4,966,732
                                               Non-affiliates                                           8,698,862        9,398,128
                Notes payable                                                                          67,775,000       69,700,000
                Deferred income tax payable                                                             3,653,102                0
                Payable for securities                                                                  2,496,232                0
                Other liabilities                                                                       7,628,228        8,859,928
                                                                                                    -------------    -------------
                    Total liabilities                                                                 182,303,261      187,023,474
                                                                                                    -------------    -------------

Stockholders'   Serial preferred stock, $.01 par value --
equity           500,000 shares authorized; 0 and 10,009 Series A 8% cumulative
                 convertible shares issued and outstanding                                                      0              100
                Common stock, $.01 par value --
                 20,000,000 shares authorized;  8,983,896 and 6,921,609 shares issued                      89,839           69,216
                Additional paid-in capital                                                            117,668,048      116,888,369
                Net unrealized appreciation (depreciation) on investments, net of
                 deferred income tax expense (benefit) of $1,813,000 and ($2,757,000)                   3,782,500       (5,976,354)
                Retained earnings                                                                      91,882,834       57,933,848
                Treasury stock at cost (238,755 and 258,370 shares)                                    (1,719,459)      (1,860,687)
                Restricted stock at cost (34,000 and 14,385 shares)                                      (541,586)        (283,550)
                                                                                                    -------------    -------------
                 Total stockholders' equity                                                           211,162,176      166,770,942
                                                                                                    -------------    -------------
                   Total liabilities and stockholders' equity                                       $ 393,465,437    $ 353,794,416
                                                                                                    =============    =============




        The accompanying notes are an integral part of these statements.

PXRE    Consolidated Statements of Income
Corporation

                                                                          Years Ended December 31,

                                                                  1995             1994            1993
                                                                  ----             ----            ----
Revenues     Net premiums earned                             $  97,141,693    $ 110,601,155    $  78,927,864
             Net investment income                              14,729,566       13,786,304        8,010,603
             Net realized investment gains (losses)                 85,302       (1,163,963)      (1,525,544)
             Gain on sale of subsidiary                                  0                0       10,563,966
             Management fees :  TREX                             3,526,213        3,364,117           52,826
                                Non-affiliate                    2,891,128        3,627,699        3,105,332
                                                             -------------     ------------   --------------
                                                               118,373,902      130,215,312       99,135,047
                                                             -------------     ------------   --------------

Losses and   Losses and loss expenses incurred                  34,716,270       52,647,445       40,570,296
 expenses    Commissions and brokerage                          13,251,070       15,025,774       13,338,647
             Other operating expenses                           11,236,843        8,365,035        8,916,842
             Interest expense                                    7,143,097        7,789,213        2,739,851
                                                             -------------     ------------   --------------
                                                                66,347,280       83,827,467       65,565,636
                                                             -------------     ------------   --------------

             Income before income taxes and equity in net
               earnings of TREX                                 52,026,622      46,387,845       33,569,411
             Equity in net earnings of TREX                      5,947,956       4,141,219           83,755
             Income tax provision                               18,189,000      15,700,000       11,008,000
                                                             -------------    ------------    -------------
             Net income                                      $  39,785,578   $  34,829,064    $  22,645,166
                                                             =============    ============    =============

             Preferred stock dividend                        $     598,928   $   2,004,800    $   2,056,466
                                                             =============    ============    =============

             Net income available to common
               stockholders                                  $  39,186,650   $  32,824,264    $  20,588,700
                                                             =============    ============    =============

Per share    Primary:
                 Net income                                  $        4.74   $        4.89    $        3.34
                                                             =============    ============    =============
                 Average shares outstanding                      8,275,125       6,709,823        6,169,871
                                                             =============    ============    =============

             Fully diluted:
                 Net income                                  $        4.48   $        3.94    $        2.70
                                                             =============    ============    =============
                 Average shares outstanding                      8,873,785       8,847,045        8,380,464
                                                             =============    ============    =============






        The accompanying notes are an integral part of these statements.

PXRE    Consolidated Statements of Stockholders' Equity
Corporation


                                                                                                Years Ended December 31,

                                                                                        1995              1994            1993
                                                                                        ----              ----            ----

Common stock:      Balance at beginning of period                                   $      69,216    $      67,849    $      41,340
                   Issuance of shares                                                      20,623            1,367           26,509
                                                                                    -------------    -------------    -------------
                      Balance at end of period                                      $      89,839    $      69,216    $      67,849
                                                                                    =============    =============    =============

Preferred stock:   Balance at beginning of period                                   $         100    $         100    $         106
                   Conversion of shares                                                      (100)               0               (6)
                                                                                    -------------    -------------    -------------
                      Balance at end of period                                      $           0    $         100    $         100
                                                                                    =============    =============    =============

Additional         Balance at beginning of period                                   $ 116,888,369    $ 114,336,608    $  63,339,503
paid-in capital:   Issuance of common shares                                              692,869        2,551,761       52,316,725
                   Conversion of preferred shares                                         (20,260)               0       (1,319,620)
                   Other                                                                  107,070                0                0
                                                                                    -------------    -------------    -------------
                      Balance at end of period                                      $ 117,668,048    $ 116,888,369    $ 114,336,608
                                                                                    =============    =============    =============

Unrealized         Balance at beginning of period                                   $  (5,976,354)   $   2,667,621    $           0
appreciation       Change in fair value for the period                                  8,488,420       (7,788,344)       2,667,621
(depreciation)     Equity in net change in TREX
on investments:     appreciation (depreciation)                                         1,270,434         (855,631)               0
                                                                                    -------------    -------------    -------------
                      Balance at end of period                                      $   3,782,500    $  (5,976,354)   $   2,667,621
                                                                                    =============    =============    =============

Retained earnings: Balance at beginning of period                                   $  57,933,848    $  27,584,795    $   8,313,466
                   Net income                                                          39,785,578       34,829,064       22,645,166
                   Dividends paid to common stockholders                               (5,237,664)      (2,475,211)      (1,317,371)
                   Dividends accrued to preferred stockholders                           (598,928)      (2,004,800)      (2,056,466)
                                                                                    -------------    -------------    -------------
                      Balance at end of period                                      $  91,882,834    $  57,933,848    $  27,584,795
                                                                                    =============    =============    =============

Restricted stock:  Balance at beginning of period                                   $    (283,550)   $           0    $           0
                   Issuance of restricted stock                                          (499,005)        (283,550)               0
                   Amortization of restricted stock                                       240,969                0                0
                                                                                    -------------    -------------    -------------
                      Balance at end of period                                      $    (541,586)   $    (283,550)   $           0
                                                                                    =============    =============    =============

Treasury stock:    Balance at beginning of period                                   $  (1,860,687)   $  (1,966,743)   $  (1,966,743)
                   Issuance of treasury stock                                             141,228          106,056                0
                                                                                    -------------    -------------    -------------
                      Balance at end of period                                      $  (1,719,459)   $  (1,860,687)   $  (1,966,743)
                                                                                    =============    =============    =============

Total              Balance at beginning of period                                   $ 166,770,942    $ 142,690,230    $  69,727,672
stockholders'      Issuance of common shares                                              713,492        2,553,128       52,343,234
equity:            Conversion of preferred stock                                          (20,360)               0       (1,319,626)
                   Issuance of treasury stock                                             141,228          106,056                0
                   Restricted stock                                                      (258,036)        (283,550)               0
                   Unrealized appreciation (depreciation) on investments
                     net of deferred income tax                                         9,758,854       (8,643,975)       2,667,621
                   Net income                                                          39,785,578       34,829,064       22,645,166
                   Dividends                                                           (5,836,592)      (4,480,011)      (3,373,837)
                   Other                                                                  107,070                0                0
                                                                                    -------------    -------------    -------------
                      Balance at end of period                                      $ 211,162,176    $ 166,770,942    $ 142,690,230
                                                                                    =============    =============    =============



           The accompanying notes are an integral part of these statements.

PXRE    Consolidated Statements of Cash Flow
Corporation



                                                                                   Years Ended December 31,

                                                                               1995            1994            1993
                                                                               ----            ----            ----
Cash flow       Net income                                                $  39,785,578    $  34,829,064    $  22,645,166
from operating    Adjustments to reconcile net income to net cash
activities          provided by operating activities:
                      Losses and loss expenses                               (9,116,644)      10,393,119      (17,225,953)
                      Unearned premiums                                         691,911       (2,280,603)      (1,432,506)
                      Deferred acquisition costs                               (701,788)         760,020        1,130,368
                      Receivables                                            (3,177,725)      (8,687,535)      11,002,342
                      Reinsurance balances payable                              (18,467)       4,458,381       (6,958,091)
                      Reinsurance recoverable                                11,306,688      (10,270,669)      35,049,880
                      Gain on sale of subsidiary                                      0                0      (10,563,966)
                Income tax recoverable                                          477,805        2,993,492         (488,707)
                Equity in net earnings of TREX                               (5,849,161)      (4,090,535)               0
                Other                                                          (985,918)       2,883,752        2,633,576
                                                                          -------------    -------------    -------------
                     Net cash provided by operating activities               32,412,279       30,988,486       35,792,109
                                                                          -------------    -------------    -------------



Cash flow       Cost of fixed maturity investments                         (176,462,916)     (70,376,940)    (182,190,839)
from investing  Fixed maturity investments matured/disposed                 171,764,371       50,306,999       47,495,159
activities      Payable for securities                                        2,496,232      (28,493,966)      28,493,966
                Cost of equity securities                                    (5,000,000)               0                0
                Investment in joint venture                                  (2,000,000)               0                0
                Net change in short-term investments                        (14,909,109)      24,042,715      (46,022,933)
                                                                          -------------    -------------    -------------
                     Net cash used by investing activities                  (24,111,422)     (24,521,192)    (152,224,647)
                                                                          -------------    -------------    -------------



Cash flow       Proceeds from issuance of common stock                          335,355        1,443,460       52,343,234
from financing  Charges from conversion of preferred stock                            0                0       (1,319,626)
activities      Cash dividends paid to preferred stockholders                  (933,061)      (2,004,800)      (2,075,600)
                Cash dividends paid to common stockholders                   (5,237,664)      (2,475,211)      (1,317,371)
                (Repurchase) proceeds from issuance of debt                  (2,016,188)      (5,274,750)      75,000,000
                Repayment of note payable                                             0                0       (5,250,000)
                Net change in short-term borrowings                                   0                0       (3,500,000)
                                                                          -------------    -------------    -------------
                     Net cash (used) provided by financing activities        (7,851,558)      (8,311,301)     113,880,637
                                                                          -------------    -------------    -------------

                Net change in cash                                              449,299       (1,844,007)      (2,551,901)
                Cash, beginning of period                                       389,249        2,233,256        4,785,157
                                                                          -------------    -------------    -------------
                Cash, end of period                                       $     838,548    $     389,249    $   2,233,256
                                                                          =============    =============    =============





                The accompanying notes are an integral part of these statements.

                                PXRE Corporation
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 1995, 1994 and 1993

1.  Significant Accounting Policies

     Basis of Presentation and Consolidation

        The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles. These statements reflect the consolidated operations of PXRE Corporation (formerly Phoenix Re Corporation) and its subsidiaries PXRE Reinsurance Company (formerly Phoenix Reinsurance Company) ("PXRE Reinsurance"), PXRE Trading Corporation ("PXRE Trading") and PXRE Ltd. (collectively referred to as "PXRE") and its subsidiary, Transnational Reinsurance Company (formerly Transnational Insurance Company) ("Transnational Reinsurance"), through October 31, 1993, the month preceding its contribution to Transnational Re Corporation ("TREX"). As described further in
Note 9, after the closings of TREX's initial public offering on November 9 and 17, 1993, PXRE owned 21% of TREX which now owns 100% of Transnational Reinsurance Company. Activity from November 1, 1993 to November 9, 1993 was not material. All material transactions between the consolidated companies have been eliminated in preparing these consolidated financial statements.

        Certain reclassifications have been made for 1994 and 1993 to conform with the 1995 presentation.

     Investment at Equity

        Investments in affiliated companies (20% to 50% owned) are accounted for under the equity method.

     Premiums Assumed and Ceded

        Premiums on reinsurance business assumed are recorded as earned on a pro rata basis over the contract period based on estimated subject premiums. Adjustments based on actual subject premium are recorded once ascertained. The portion of premiums written relating to unexpired coverages at the end of the period is recorded as unearned premiums. Reinsurance premiums ceded are recorded as incurred on a pro rata basis over the contract period.

     Deferred Acquisition Costs

        Acquisition costs consist of commissions and brokerage expenses incurred in connection with contract issuance, net of acquisition costs ceded. These costs are deferred and amortized over the period in which the related premiums are earned. Deferred acquisition costs are reviewed periodically to determine that they do not exceed recoverable amounts after allowing for anticipated investment income. Amortization of acquisition costs amounted to $13,251,000, $15,026,000 and $13,339,000 in 1995, 1994 and 1993, respectively.

     Management Fee

        Management fees are recorded as earned under various arrangements whereby PXRE Reinsurance acts as underwriting manager for other insurers and reinsurers, including TREX (see Note 9). These fees are initially based on premium volume, but are adjusted through contingent profit commissions related to underwriting results measured over a period of years.

     Losses and Loss Expense Liabilities

        Liabilities for losses and loss expenses are established in amounts estimated to settle incurred losses. Losses and loss expense liabilities are based on individual case estimates provided for reported losses for known events and estimates of incurred but not reported losses. Losses and loss expense liabilities are necessarily based on estimates and the ultimate liabilities may vary from such estimates. Any adjustments to these estimates are reflected in income when known.

        Reinsurance recoverable on paid losses and reinsurance recoverable on unpaid losses are reported as assets. Reinsurance recoverable on paid losses represents amounts recoverable from retrocessionaires at the end of the period for gross losses previously paid. Provisions are established for all reinsurance recoveries which are considered doubtful.

     Investments

        Fixed maturity investments and equity securities are considered available for sale and are reported at fair value. Unrealized losses, as a result of temporary changes in fair value during the period such investments are held, are reflected net of income taxes in stockholders' equity. Unrealized losses which are not temporary are charged to operations. Short-term investments, which have an original maturity of one year or less, are carried at amortized cost which approximates fair value. Realized gains or losses on disposition of investments are determined on the basis of specific identification. The amortization of premiums and accretion of discount for fixed maturity investments is computed utilizing the interest method. The effective yield under the interest method is adjusted for anticipated prepayments.

        In March 1995, PXRE (through PXRE Trading) and TREX entered into a joint venture arrangement to trade in catastrophe futures and options contracts on the Chicago Board of Trade ("CBOT"). PXRE and TREX have each contributed $2.5 million to capitalize this venture. Although the joint venture has developed a number of trading strategies, the low level of activity in the CBOT market for catastrophe futures has kept trade volume to a minimum through December 31, 1995.

     Leasehold Improvements, Furniture and Equipment and Other Assets

        Leasehold improvements, furniture and equipment, included in other assets, are carried at depreciated cost. Depreciation and amortization are calculated principally on a straight-line method over 15 years. Acquired insurance licenses are carried at amortized cost.

     Debt Issuance Costs

        Debt issuance costs of $2,850,000 associated with the August 1993 issuance of Senior Notes are being amortized over the term of the related debt on a straight-line method. Such amortization expense amounted to $324,000, $456,000 and $95,000 in 1995, 1994 and 1993, respectively, including the pro rata charge of $59,000 and $171,000 relating to $1,925,000 and $5,300,000 of repurchased debt in 1995 and 1994, respectively.

     Foreign Exchange

        Foreign currency assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Resulting gains and losses are reflected in income for the period.

     Federal Income Taxes

        Deferred tax assets and liabilities reflect the expected future tax consequences of temporary differences between carrying amounts and the tax bases of PXRE's assets and liabilities.

     Earnings Per Share

        Primary earnings per share are determined by dividing net earnings (after deducting cumulative preferred stock dividends) by the weighted average number of shares outstanding of common stock and common stock equivalents. On a fully diluted basis, both net earnings and shares outstanding were adjusted to assume the conversion of convertible preferred stock from the date of issue, unless the effect of the assumed conversion was antidilutive.

     Fair Value of Financial Instruments

        Fair values of certain assets and liabilities are disclosed in the notes to the consolidated financial statements based on published market values, if available, or estimates based upon fair values of similar issues. Fair values are reported in Notes 4, 5 and 9.

2.  Business, Risks and Other Matters

        PXRE, through its wholly-owned subsidiary PXRE Reinsurance Company, provides treaty and facultative reinsurance to primary insurers and reinsurers on commercial and personal property risks, and marine and aviation risks. PXRE solicits its treaty and facultative reinsurance business from the worldwide reinsurance brokerage market, committing and withholding its underwriting capacity and altering its mix of business to focus on business where management believes that above average underwriting results can be achieved. To supplement its underwriting capacity and generate management fee income, PXRE manages business for other insurers and reinsurers through retrocessional agreements and management agreements. In recent years, PXRE has been pursuing a strategy of focusing on catastrophe related coverages and diversifying its exposures by writing a substantial amount of international reinsurance. See "Certain Risks and Uncertainties" in Management's Discussion and Analysis of Financial Condition and Results of Operations for further information regarding PXRE's business and risks affecting these consolidated financial statements.

3.  Underwriting Programs

        Premiums written and earned for the years ended December 31, 1995, 1994 and 1993 are as follows:

                                              1995            1994             1993
                                              ----            ----             ----
       Premiums written
       ----------------
       Assumed                             $155,380,180   $179,685,909    $116,907,941
       Direct                                         0        (1,630)          66,964
       Ceded:Managed business participants  (26,773,867)   (29,841,808)    (23,386,788)
             Catastrophe coverage            (6,358,957)   (12,182,898)    (14,917,860)
             TREX management agreement      (24,790,377)   (28,722,490)       (270,220)
             Other                              178,831       (418,744)       (894,209)
                                          -------------  -------------   -------------
       Total reinsurance premiums ceded    (57,744,370)   (71,165,940)    (39,469,077)
                                          -------------  -------------   -------------
       Net premiums written               $  97,635,810   $108,518,339   $  77,505,828
                                          =============   ============   =============


                                                1995            1994           1993
                                                ----            ----           ----
       Premiums earned
       ---------------
       Assumed                             $154,155,712   $180,296,809    $120,431,402
       Direct                                         0         (1,630)        248,424
       Ceded                                (57,014,019)   (69,694,024)    (41,751,962)
                                          -------------  -------------   -------------
       Net premiums earned                  $97,141,693   $110,601,155     $78,927,864
                                          =============   ============   =============


        Substantially, all premiums written were assumed through reinsurance brokers or intermediaries. In 1995, 1994 and 1993, two, one and two reinsurance intermediaries, respectively, individually accounted for more than 10% of gross premiums written, and collectively accounted for approximately 34%, 21% and 35% of gross premiums written, respectively.

        Under the terms of the management agreement described in Note 9, PXRE retroceded $24,790,000, $28,722,000 and $270,000 of premiums written to Transnational Reinsurance in 1995, 1994 and 1993, respectively.

        In the past, PXRE has entered into retrocessional arrangements providing catastrophe protection. In recent years, PXRE reduced, upon renewal, its own catastrophe excess of loss retrocessional facilities (and associated premiums ceded) and has borne the associated increase in net exposures while pursuing various retrocessional arrangements whereby it manages business for participants. Although PXRE elected not to purchase any significant retrocessional coverage in 1995, as the cost of catastrophe retrocessional facilities declined, PXRE has begun again to selectively purchase such coverages. In the event that retrocessionaires are unable to meet their contractual obligations, PXRE would be liable for such defaulted amounts.

        The components of reinsurance recoverable as stated on the December 31, 1995 and 1994 consolidated balance sheets are as follows:

                                                  1995            1994
                                                  ----            ----
       Losses and loss expense liabilities   $28,242,045     $35,738,376
       Loss payments                           5,855,363       9,665,719
                                             -----------     -----------
                                             $34,097,408     $45,404,095
                                             ===========     ===========


The components of losses and loss expenses incurred as shown in the December 31, 1995, 1994 and 1993 consolidated statements of income are as follows:

                                                1995            1994           1993
                                                ----            ----           ----
       Assumed                             $ 49,370,127   $ 92,550,583    $ 56,378,592
       Direct                                         0              0          63,422
       Ceded                                (14,653,857)   (39,903,138)    (15,871,718)
                                           ------------   ------------    ------------
       Net                                 $ 34,716,270   $ 52,647,445    $ 40,570,296
                                           ============   ============    ============

Activity in the losses and loss expense liability for the years ended December 31, 1995, 1994 and 1993 is summarized as follows:

                                              1995            1994           1993
                                              ----            ----           ----
       Net balance January 1              $  46,044,699  $  43,460,531   $  35,353,423
          Plus reinsurance recoverables      35,790,859     27,981,908      53,314,969
                                         --------------  -------------  --------------
       Gross balance at January 1            81,835,558     71,442,439      88,668,392
                                         --------------  -------------  --------------

       Incurred related to:
          Current year                       43,388,163     85,804,406      43,687,337
          Prior years                         5,981,969      6,746,180      12,754,682
                                         --------------  -------------  --------------
          Total incurred                     49,370,132     92,550,586      56,442,019
                                         --------------  -------------  --------------

       Paid related to:
          Current year                       16,885,840     44,337,530      13,598,923
          Prior years                        41,600,936     37,819,937      60,069,049
                                         --------------  -------------  --------------
          Total paid                         58,486,776     82,157,467      73,667,972
                                         --------------  -------------  --------------
       Gross balance at December 31       $  72,718,914  $  81,835,558   $  71,442,439
                                          =============  =============   =============

        As a result of changes in estimates of insured events in prior years, the net provision for losses and loss expenses increased by approximately $4,311,000 in 1995 primarily due to the Northridge earthquake; $3,261,000 in 1994 primarily due to marine pro rata experience and the 1993 Midwest floods and $10,499,000 in 1993 primarily due to hurricanes Andrew and Iniki.

4.  Investments

        The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value of investments in fixed maturities and equity securities as of December 31, 1995 and 1994 are shown below.

                                                       Gross        Gross      Estimated
                                        Amortized    Unrealized   Unrealized      Fair
                                          Cost          Gains       Losses       Value
                                          ----          -----       ------       -----
1995
United States government securities   $ 165,405,594  $5,855,375  $         0   $171,260,969
United States government agency
  mortgage-backed
  securities/asset-backed
  securities                             50,942,612      12,419      859,233     50,095,798
                                      -------------  ----------  -----------   ------------
     Total fixed maturities           $ 216,348,206  $5,867,794  $   859,233   $221,356,767
                                      =============  ==========  ===========   ============
Equity securities                     $   5,000,000  $  172,428  $         0   $  5,172,428
                                      =============  ==========  ===========   ============



                                                       Gross        Gross       Estimated
                                        Amortized    Unrealized   Unrealized      Fair
                                          Cost          Gains       Losses        Value
                                          ----          -----       ------        -----
1994
----
United states government securities   $  70,848,551  $        0  $ 1,320,977   $ 69,527,574
United States government agency
  mortgage-backed
  securities/asset-backed
  securities                             41,493,723           0    2,850,019     38,643,704
Obligations of states
  and political subdivisions            100,123,013     599,281    4,306,401     96,415,893
                                      -------------  ----------  -----------   ------------
     Total fixed maturities           $ 212,465,287  $  599,281  $ 8,477,397   $204,587,171
                                      =============  ==========  ===========   ============

        Proceeds, gross realized gains, and gross realized losses from sales of fixed maturity investments before maturity date or securities that prepay were as follows:

                                           1995          1994          1993
                                           ----          ----          ----
       Proceeds                       $126,497,804  $ 21,562,415  $ 31,699,377
                                      ============  ============  ============

       Gross gains                    $  2,303,300  $          0  $     62,047
       Gross losses                     (2,217,998)   (1,163,963)   (1,587,591)
                                      ------------  ------------  ------------
       Net realized gains (losses)    $     85,302  $ (1,163,963) $ (1,525,544)
                                      ============  ============  ============

        There were no sales of equity securities during 1995.

     Net Investment Income

        The components of net investment income were as follows:

                                           1995             1994             1993
                                           ----             ----             ----
      Fixed maturity investments     $  12,896,608    $  12,259,456      $  6,999,064
      Equity securities                     76,704                0                 0
      Short-term investments             2,019,693        1,639,348         1,134,459
                                     -------------    ------------       ------------
                                        14,993,005       13,898,804         8,133,523
      Less investment expenses             263,439          112,500           122,920
                                     -------------    ------------       ------------
      Net investment income          $  14,729,566    $  13,786,304      $  8,010,603
                                     =============    =============      ============

     Investment Expenses

        Investment expenses primarily represent fees paid to Phoenix Duff & Phelps Corporation, a public majority-owned subsidiary of Phoenix Home Life Mutual Insurance Company which owned 7.3% of the outstanding common stock of PXRE at December 31, 1995.

     Investment Maturity Distributions

        The amortized cost and estimated fair value of fixed maturity investments at December 31, 1995 by contractual maturity date is shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                   Estimated
                                         Amortized                   Fair
Maturity                                   Cost               %      Value            %
--------                                   ----           -----      -----        -----
One year or less                        $  8,971,837        4.2  $  9,061,250       4.1
Over 1 through 5 years                    89,859,465       41.5    92,240,244      41.7
Over 5 through 10 years                   66,574,292       30.8    69,959,475      31.6
                                        ------------      -----  ------------     -----
                                         165,405,594       76.5   171,260,969      77.4
United States government agency
  mortgage-backed
  securities/asset-backed
  securities                              50,942,612       23.5    50,095,798      22.6
                                        ------------      -----  ------------     -----
     Total                              $216,348,206      100.0  $221,356,767     100.0
                                        ============      =====  ============     =====


        In addition to fixed maturities, PXRE held $41,721,656 of short-term investments at December 31, 1995, comprised principally of high grade commercial paper with original maturities of one year or less.

     Restricted Assets

        Under the terms of certain reinsurance agreements, irrevocable letters of credit in the amount of $734,895 were issued at December 31, 1995, in respect of reported loss reserves and unearned premiums. Investments with a par value of $1,500,000 have been pledged as collateral with issuing banks. In addition, securities with a par value of $5,122,000 at December 31, 1995 were on deposit with various state insurance departments in order to comply with insurance laws.

5.  Notes Payable and Credit Arrangements

        In August 1993, PXRE completed a public offering of $75,000,000 of 9.75% Senior Notes due August 15, 2003. The balance outstanding at December 31, 1995 and 1994, amounting to $67,775,000 and $69,700,000, respectively, is carried at par which approximates fair market value. Interest is payable on the Senior Notes semi-annually commencing February 15, 1994. The notes are redeemable on or after August 15, 1998 at the option of PXRE, initially at 103.656%, declining to 100% at August 15, 2001 and thereafter, plus accrued and unpaid interest. The Indenture governing the Senior Notes contains certain covenants which, among other things, limit the ability of PXRE; (a) to incur certain additional indebtedness and, in the case of the Restricted Subsidiaries (as defined), to issue preferred stock; (b) to pay dividends, repurchase stock and to make certain other Restricted Payments (as defined); (c) to sell or transfer other assets; (d) to create liens; or (e) to engage in any business other than the insurance and reinsurance businesses and other businesses incidental and related thereto. In addition, the Indenture does not permit PXRE to sell or issue any stock of PXRE Reinsurance or any other Principal Insurance Subsidiary. The Indenture also provides that in the event of a Change of Control, PXRE will offer, within 30 days, to purchase all the Senior Notes then outstanding at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any.

        PXRE Reinsurance has an unsecured line of credit facility under which it can borrow up to $10,000,000 at the lending bank's base rate. At December 31, 1995, no amount was outstanding under this line of credit. No commitment fee was required for this facility.

        Interest and commitment fees paid, were $6,728,000, $7,354,000 and $310,000 for 1995, 1994 and 1993, respectively.

6. Income Taxes

        The components of the provision for income taxes for the years ended December 31, 1995, 1994 and 1993 are as follows:

                                              1995            1994            1993
                                              ----            ----            ----
      Current
        Federal                         $ 15,265,000    $ 10,607,000     $ 5,671,000
        State and local                      374,000         293,000         168,000
        Foreign                            2,109,000       3,899,000         764,000
                                        ------------    ------------     -----------
                                          17,748,000      14,799,000       6,603,000
      Deferred                               441,000         901,000       4,405,000
                                        ------------    ------------     -----------
      Income tax provision              $ 18,189,000    $ 15,700,000     $11,008,000
                                        ============    ============     ===========
      Income taxes paid                 $ 16,507,000    $ 10,246,000     $ 7,250,000
                                        ============    ============     ===========

        The income tax provision for each of the years presented differs from the amounts determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income as a result of the following:

                                               1995           1994            1993
                                               ----           ----            ----
      Income taxes at statutory rates    $ 18,209,000   $ 16,235,000    $ 11,749,000
      Tax-exempt interest income           (1,086,000)    (1,520,000)       (873,000)
      Amortization of intangibles              16,000         16,000               0
      Adjustments of prior years' items       244,000        266,000         119,000
      Foreign tax provision                 2,109,000      3,899,000         764,000
      Foreign tax credit utilized          (2,284,000)    (3,412,000)       (669,000)
      State and local provision,
        net of federal benefit                243,000        191,000         109,000
      Other, net                              738,000         25,000        (191,000)
                                         ------------   ------------    ------------
                                         $ 18,189,000   $ 15,700,000    $ 11,008,000
                                         ============   ============    ============

        The significant components of the net deferred tax provision (benefit) for the years ended December 31, 1995, 1994 and 1993 are as follows:

                                              1995            1994            1993
                                              ----            ----            ----
      Discounted losses and loss        $   108,000    $  (762,000)   $  (192,000)
        expenses
      Accrued ceded premiums                 37,000      1,588,000        396,000
      Unearned premiums                     (62,000)       153,000        103,000
      Deferred acquisition costs            220,000       (266,000)      (396,000)
      Deferred compensation and            (266,000)             0              0
        benefits
      Unrealized foreign exchange            (4,000)       168,000         38,000
      Operating loss carryforward                 0              0        753,000
      Foreign tax credit carryforward      (893,000)             0        (42,000)
      Discount on long term bonds, net      618,000              0        (66,000)
      Appreciation on undistributed
         earnings of affiliate              692,000              0              0
      Gain from sale of subsidiary                0              0      3,697,000
      Tax effect of federal corporate
         income tax rate increase                 0              0       (109,000)
      Other, net                             (9,000)        20,000        223,000
                                        -----------    -----------    -----------
                                        $   441,000    $   901,000    $ 4,405,000
                                        ===========    ===========    ===========

        The significant components of the net deferred income tax asset (liability) are as follows:

      Deferred tax asset:                                 1995           1994
                                                          ----           ----
        Discounted losses and loss expenses            $ 1,952,000    $ 2,060,000
        Tax effect of net unrealized depreciation
         on investments                                          0      2,757,000
        Unearned premiums                                  598,000        536,000
        Accrued ceded premiums                                   0         37,000
        Deferred compensation and benefits                 343,000              0
        Foreign tax credit carryforward                    893,000              0
        Other, net                                         111,000        247,000
                                                       -----------    -----------
        Total deferred income tax asset                $ 3,897,000    $ 5,637,000
                                                       -----------    -----------
      Deferred income tax liability:
         Appreciation on undistributed
           earnings of affiliate                       $  (692,000)   $         0
         Gain from sale of subsidiary                   (3,697,000)    (3,697,000)
         Deferred acquisition costs                       (522,000)      (302,000)
         Tax effect of net unrealized
           appreciation on investments                  (1,813,000)             0
         Unrealized foreign exchange                      (198,000)      (202,000)
         Discount on long term bonds, net                 (628,000)             0
         Other, net                                              0        (78,000)
                                                       -----------    -----------
      Total deferred income tax liability              $(7,550,000)   $(4,279,000)
                                                       -----------    -----------
      Net deferred income tax (liability) asset        $(3,653,000)   $ 1,358,000
                                                       ===========    ===========

7.  Leases and Rentals

        Rental expenses for operating leases, principally with respect to office space and equipment, amounted to $1,190,000, $923,000 and $837,000 in 1995, 1994 and 1993, respectively.

        Future net minimum rental payments under non-cancelable operating leases aggregate $5,843,000 as follows: 1996--$901,000; 1997--$513,000; 1998--$434,000;
1999--$406,000; 2000--$401,000; and thereafter $3,188,000.

8.  Stockholders' Equity and Dividend Restrictions

     Stockholders' Equity

        Authorized and issued common stock (1 cent par value) of PXRE consisted of 20,000,000 and 8,983,896 shares as of December 31, 1995.

        In addition, at December 31, 1995, there were 500,000 shares of serial preferred stock (1 cent par value) authorized and none outstanding. The Board of Directors is authorized to determine the terms of each series of preferred stock which may be issued. During the second quarter of 1992, PXRE completed an offering of 1,059,800 depositary shares, each representing 1/100 of a share of PXRE's Series A Cumulative Preferred Stock. Each depositary share paid dividends at an annual rate of 8% on its $25 per share liquidation value and was redeemable at the option of PXRE on or after May 1, 1995.

        PXRE exercised its option to redeem PXRE's Series A Preferred Stock (and the related Depositary Shares) on May 1, 1995. At December 31, 1994, there were 10,009 shares of Series A Preferred Stock (1,000,900 Depositary Shares) outstanding. During the second quarter of 1995, all of the outstanding shares of Series A Preferred Stock were converted into shares of PXRE's Common Stock, resulting in the issuance of approximately 1,760,000 shares of PXRE's Common Stock. Each Depositary Share had a conversion price of $12.29 per Depositary Share and was valued for conversion purposes at $25.00, resulting in approximately 2.0342 shares of Common Stock for each Depositary Share converted.

     Dividend Restrictions

        The Insurance Department of the State of Connecticut, in which PXRE Reinsurance is domiciled, recognizes as net income and surplus (stockholders' equity) those amounts determined in conformity with statutory accounting practices ("SAP") prescribed or permitted by the department, which differ in certain respects from generally accepted accounting principles. The amount of statutory capital and surplus of PXRE Reinsurance at December 31 and statutory net income for the periods then ended, as filed with insurance regulatory authorities are as follows:

                                        1995            1994            1993
                                        ----            ----            ----
      Statutory capital and surplus  $250,231,000    $211,988,000    $185,844,000
      Statutory net income           $ 37,996,000    $ 33,538,000    $ 29,195,000

        PXRE Reinsurance is subject to state regulatory restrictions which limit the maximum amount of annual dividends or other distributions, including loans or cash advances, available to stockholders without prior approval of the Insurance Commissioner of the State of Connecticut.

        As of December 31, 1995, the maximum amount of dividends and other distributions which may be made by PXRE Reinsurance during 1996 without prior approval is limited to its 1995 statutory net income of approximately $37,996,000. Accordingly, the remaining amount of its capital and surplus is considered restricted.

        Under the terms of the Senior Notes, dividends to PXRE stockholders in any year are limited as described in Note 5.

9.  Investment in TREX

     Public Offering of Subsidiary

          On November 1, 1993, a registration statement relating to an initial public offering (the "Offering") by TREX of 5,750,000 shares of Class A common stock at $20 per share was declared effective. In conjunction with the formation of TREX and registration of TREX's Class A common stock in the Offering, all of the outstanding capital stock of Transnational Reinsurance (formerly a 100% subsidiary of PXRE Reinsurance) was contributed by PXRE Reinsurance to TREX in exchange for the issuance of 1,535,848 shares of TREX's Class B common stock which caused PXRE Reinsurance's holdings of Class B common stock (when combined with the 100 shares of Class B common stock contributed to PXRE Reinsurance by PXRE in connection with the closing of the Offering) to constitute approximately 21% of all of the outstanding common stock of TREX immediately after the Offering. TREX now specializes in providing brokered property retrocessional reinsurance and marine and aviation retrocessional reinsurance in the United States and international markets pursuant to a management agreement with PXRE Reinsurance. As a result of this transaction, PXRE recorded a pre-tax gain on sale in the fourth quarter of 1993 amounting to $10,563,966 representing the difference between PXRE Reinsurance's interest in the net assets of Transnational Reinsurance immediately after the public offering and the historical book value of its investment in Transnational Reinsurance.

        The investment in Class B common stock of TREX representing 21.9% of the outstanding Class A and B common stock of TREX is accounted for on the equity method of accounting. Fair value of PXRE's investment in TREX at December 31, 1995 and 1994, based on the closing price of the Class A stock as reported by the NASDAQ National Market System, was approximately $37,631,000 and $36,095,000, respectively.

        Summarized financial information for TREX at December 31, 1995 and 1994 and for the years then ended, respectively, is as follows:

                                                        1995             1994
                                                        ----             ----
                    Total assets                   $202,441,298     $159,908,509
                                                   ============     ============

                    Total stockholders' equity     $164,870,961     $136,304,764
                                                   ============     ============

                    Revenues                       $ 79,123,597     $ 71,489,305
                                                   ============     ============

                    Net income                     $ 27,267,276     $ 19,645,252
                                                   ============     ============

     Management Agreement

        Under the Management Agreement between TREX, Transnational Reinsurance and PXRE Reinsurance, Transnational Reinsurance pays PXRE Reinsurance an annual basic management fee equal to 5% of Transnational Reinsurance's gross written premiums. In addition, PXRE Reinsurance will be entitled to receive from TREX a contingent fee equal to 20% of "net income" in excess of a 20% "return on equity" of TREX, as defined in the Management Agreement, for each year, or part thereof, that the Management Agreement remains effective, commencing January 1, 1994. TREX is required to reimburse PXRE for all expenses directly attributable to it.

     Reinsurance Agreement

        In connection with the closing of the Offering, Transnational Reinsurance and PXRE Reinsurance entered into a reinsurance agreement in order to protect Transnational Reinsurance from adverse loss development and uncollectible reinsurance relating to business written prior to the closing of the Offering. As of December 31, 1995, there have been no incurred losses under this agreement.

10.  Employee Benefits

     Benefit Plans

        Effective January 1, 1993, PXRE adopted a non-contributory defined benefit pension plan covering all employees with one year or more of service and who had attained age 21. Benefits are generally based on years of service and compensation. PXRE funds the plan in amounts not less than the minimum statutory funding requirement nor more than the maximum amount that can be deducted for Federal income tax purposes.

        PXRE also sponsors a supplemental executive retirement plan. This plan is nonqualified and provides certain key employees benefits in excess of normal pension benefits.

        Prior to January 1, 1993, PXRE's employees participated in a non-contributory defined contribution plan and a defined contribution savings and investment plan for employees with one year or more of service and who attained age 21.

        The net pension expenses for the company-sponsored plans included the following components at December 31, based on a January 1, valuation date (the latest actuarial estimate):

                                             1995           1994         1993
                                             ----           ----         ----
Service cost of benefits earned            $ 185,584     $  71,909     $ 114,497
Interest cost on projected benefit
  obligations                                268,173         8,578        13,398
Return on plan assets                           (633)         (156)            0
Net amortization of deferred prior
  service cost                               166,318          (202)       11,962
                                           ---------     ---------     ---------
Pension expense                            $ 619,442     $  80,129     $ 139,857
                                           =========     =========     =========

        The following table sets forth the funded status of the plans and amounts recognized in the consolidated balance sheets:

                                                         1995           1994
                                                         ----           ----
Actuarial present value of benefit obligations:
  Vested benefits                                    $ 1,071,776    $         0
  Non vested                                              48,568          5,498
                                                     -----------    -----------
Accumulated benefit obligation                         1,120,344          5,498
Effect of future salary increases                      1,380,611        182,735
                                                     -----------    -----------
Projected benefit obligation                           2,500,955        188,233
Plan assets at fair value                                 11,507         10,874
                                                     -----------    -----------
Funded status                                         (2,489,448)      (177,359)
Unrecognized net (loss) gain                             140,969       (100,803)
Unrecognized prior service cost                        1,519,769         68,894
                                                     -----------    -----------
Accrued pension liability                            $  (828,710)   $  (209,268)
                                                     ===========    ===========

        The assumptions used in computing the information above were as follows:

                                                         1995              1994
                                                         ----              ----
           Discount rate-pension expense                 7.0%              8.0%
           Expected long-term rate of return             8.0%              8.0%
           Future compensation growth rate               5.0%              6.0%


     Employee Stock Purchase Plan

        PXRE maintains an Employee Stock Purchase Plan under which it has reserved 41,763 shares of its common stock for issuance to PXRE personnel. The price per share is the lesser of 85% of the fair market value at either the date granted or the date exercised. Under the plan 3,768, 3,388 and 3,833 shares of PXRE common stock were issued for total consideration of approximately $84,000, $74,000 and $62,000 in 1995, 1994 and 1993, respectively.

11.  Stock Options and Grants

        The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-Based Compensation" effective for fiscal years beginning after December 15, 1995. This standard requires disclosure of fair value of all options issued to purchase PXRE stock. PXRE has not adopted SFAS No. 123 at December 31, 1995 and does not believe that the adoption of this standard will have an effect on the financial position of PXRE.

        During 1987, PXRE granted six officers options to purchase shares of common stock. All of these options are currently exercisable and expire on March 25, 1997. At December 31, 1995, 151,800 of these options had been exercised.

        PXRE adopted in 1988, a plan which provides for the grant of incentive stock options and non-qualified stock options to officers and key employees. Options granted under the 1988 Stock Option Plan have a term of 10 years and become exercisable in four equal annual installments. The exercise price for options granted pursuant to the plan must be equal to or exceed the fair market value of the common stock on the date the option is granted. At December 31, 1995, 234,925 options had been exercised under the 1988 Stock Option Plan. In 1992, the Board of Directors resolved to freeze the 1988 Stock Option Plan as of December 31, 1992, so that no further options could be granted thereafter under this plan.

        In 1992, a Restated Employee Annual Incentive Bonus Plan was approved. Incentive compensation is based in part on return on equity compared to a target return on equity and in part on the discretion of the Restated Bonus Plan Committee. In 1995 and 1994, $1,757,000 and $1,343,000, respectively, was incurred under this plan. In addition, 30% of any bonus granted to certain levels of employees is paid in restricted shares of common stock. As of December 31, 1995, 34,000 restricted shares had been granted under this plan.

        In 1992, PXRE adopted a 1992 Officer Incentive Plan which provides for the grant of incentive stock options, non-qualified stock options and awards of shares of common stock subject to certain restrictions. Options granted under the plan have a term of 10 years and generally become exercisable one year from the date of grant. The exercise price for the incentive stock options must be equal to or exceed the fair market value of the common stock on the date the option is granted. The exercise price for the non-qualified options may be less than, equal to, or greater than the fair market value of the common stock on the date of grant, but not less than 50% of such fair market value. As of December 31, 1995, 162,165 options and no shares of restricted stock had been granted under this plan.

        Information regarding the above option plans is summarized below:


                                                      Number of        Option Price
                                                      of Shares       Per Share Range
                                                      ---------       ---------------
      Outstanding at December 31, 1992                  595,336       $ 8.00 - $13.00
        Options granted                                  41,214           $25.00
        Options exercised                               222,374       $ 8.00 - $13.00
        Options canceled                                 37,083       $ 8.00 - $25.00
                                                        -------
      Outstanding at December 31, 1993                  377,093       $ 8.00 - $25.00
        Options granted                                  56,330           $23.875
        Options exercised                               130,541       $ 8.00 - $13.00
        Options canceled                                  1,486       $ 8.75 - $25.00
                                                        -------
      Outstanding at December 31, 1994                  301,396       $ 8.00 - $25.00
        Options granted                                  64,621           $24.875
        Options exercised                                22,528       $ 8.75 - $25.00
        Options canceled                                    589      $23.875 - $25.00
                                                        -------
      Outstanding at December 31, 1995                  342,900       $ 8.00 - $25.00
                                                        =======


        Total authorized common stock reserved for grants of stock options and restricted stock under the above plans is 885,746 shares. Total shares of 200,386 relate to stock options which are exercisable at December 31, 1995, at exercise prices between $8.00 and $25.00. All options become exercisable upon a change of control of PXRE as defined by the plans.

        In 1990, PXRE adopted a non-employee Director Deferred Stock Plan granting 2,000 shares of its common stock to each non-employee Board member at the time specified in the plan. The 10,000 shares of stock granted to Board members who are not employees of PXRE or Phoenix Home Life will be issued to Board members at or after their retirement according to the option selected from those defined in the Plan. The 6,000 shares granted to Board members who are employees of Phoenix Home Life were issued on August 24, 1993. Increases and (decreases) to the obligations under the Plan amounted to $(25,000), $65,750 and $358,000 in 1995, 1994 and 1993, respectively.

        In 1995, PXRE adopted a non-employee Director Stock Option Plan which provides for an annual grant of 8,000 options from 1995 to 2005 inclusive. Options granted under the plan have a term of 10 years from the date of grant and are exercisable in three equal annual installments commencing one year from the date of grant. The exercise price of the options is the fair market value on the date of grant. As of December 31, 1995, 8,000 options were granted and none were exercisable.

12.  Segment Information

        PXRE operates in one significant industry segment: property and casualty reinsurance. Domestic gross premiums written represent U.S. based risks written by U.S. based reinsureds. All other gross premiums written are considered international (principally the United Kingdom, Continental Europe, Australia and Asia).

                                 1995      %           1994       %           1993       %
                                 ----      -           ----       -           ----       -
Gross Premiums Written:
  Domestic                $ 44,824,000     29       64,857,000     36      55,684,000    48
  International            110,556,000     71      114,827,000     64      61,291,000    52
                          ------------    ---     ------------    ---    ------------   ---
                          $155,380,000    100     $179,684,000    100    $116,975,000   100
                          ============    ===     ============    ===    ============   ===

        PXRE has offices in New Jersey and Brussels. The following table shows net premiums earned, operating profit and the aggregate carrying amount of identifiable assets by operational area:

                                            U.S.           Foreign
                                         Operations       Operations    Consolidated
                                         ----------       ----------    ------------
      1995
      ----
      Net premiums earned                $ 84,368,246      $12,773,447   $ 97,141,693
      Operating profit before interest
        expense, income taxes and
        corporate expenses                 60,074,015        6,610,747     66,684,762
      Identifiable assets                 359,866,245       33,599,192    393,465,437



      1994
      ----
      Net premiums earned              $   97,342,705   $   13,258,450  $ 110,601,155
      Operating profit before interest
        expense, income taxes and
        corporate expenses                 45,569,172        9,747,911     55,317,083
      Identifiable assets                 330,755,781       23,038,635    353,794,416

13.  Quarterly Consolidated Results of Operations (Unaudited)

        The following are unaudited quarterly results of operations on a consolidated basis for the years ended December 31, 1995 and 1994. Quarterly results necessarily rely heavily on estimates. This and certain other factors, such as catastrophic losses, call for caution in drawing specific conclusions from quarterly results. Due to changes in the number of average shares outstanding, quarterly earnings per share may not add to the total for the year.

        The common stock price ranges are bid quotations as reported by the NASDAQ National Market System.

                                                             Three Months Ended

                                             March 31        June 30      September 30     December 31
                                             --------        -------      ------------     -----------
  1995
  ----
Net premiums written                       $ 35,802,653   $ 17,706,219    $ 28,815,447   $ 15,311,490
                                           ============   ============    ============   ============

Revenues:
  Net premiums earned                      $ 23,556,101   $ 25,142,048    $ 24,320,379   $ 24,123,165
  Net investment income                       3,427,447      3,503,210       3,874,380      3,924,529
  Realized investment (losses) gains                  0       (768,280)        282,068        571,515
  Management fees:  TREX                        822,944        849,319         924,618        929,332
                    Non-affiliate             1,198,196        477,956         730,669        484,307
                                           ------------   ------------    ------------   ------------
                                             29,004,688     29,204,253      30,132,114     30,032,848
                                           ------------   ------------    ------------   ------------

Losses and expenses:
  Losses and loss expenses incurred (1)      10,750,624      4,249,959      12,050,871      7,664,815
  Commissions and brokerage                   2,903,343      3,663,308       3,159,969      3,524,450
  Other operating expenses                    1,869,649      3,191,706       3,007,294      3,168,196
  Interest expense                            1,752,711      1,779,218       1,891,543      1,719,625
                                           ------------   ------------    ------------   ------------
                                             17,276,327     12,884,191      20,109,677     16,077,086
                                           ------------   ------------    ------------   ------------

Income before income taxes and
  equity in net earnings of TREX             11,728,361     16,320,062      10,022,437     13,955,762
Equity in net earnings of TREX                1,259,231      1,786,463       1,406,155      1,496,107
Income tax provision                          4,114,000      5,656,000       3,555,000      4,864,000
                                           ------------   ------------    ------------   ------------
Net income                                 $  8,873,592   $ 12,450,525    $  7,873,592   $ 10,587,869
                                           ============   ============    ============   ============
Preferred stock dividend                   $    501,200   $     98,478    $          0   $          0
                                           ============   ============    ============   ============
Net income available to
  common stockholders                      $  8,372,392   $ 12,352,047    $  7,873,592   $ 10,587,869
                                           ============   ============    ============   ============

Primary earnings per common share:
  Net income                               $       1.19   $       1.48    $       0.89   $       1.19
                                           ============   ============    ============   ============
  Average shares outstanding                  7,050,633      8,341,774    $  8,860,923      8,876,496
                                           ============   ============    ============   ============

Fully diluted earnings per common share:
  Net income                               $       1.00   $       1.41    $       0.89   $       1.19
                                           ============   ============    ============   ============
  Average shares outstanding                  8,851,874      8,842,170    $  8,887,193      8,881,911
                                           ============   ============    ============   ============

Dividends paid per common share            $      0.150   $      0.150    $      0.150   $      0.180
  Price Range of Common Stock:
    High                                   $      28.75   $      26.50    $      29.75   $      27.50
    Low                                    $      21.75   $      21.00    $      23.50   $      22.75



(1) The losses and loss expenses incurred during the third and fourth quarters, reflect the release of approximately $3,055,000 and $750,000, respectively, of loss provisions recorded for the Kobe earthquake in the first quarter.

                                                           Three Months Ended

                                            March 31        June 30     September 30   December 31
                                            --------        -------     ------------   -----------
1994
----
Net premiums written                       $42,501,008    $13,350,271    $35,186,602   $17,480,458
                                           ===========    ===========    ===========   ===========

Revenues:
  Net premiums earned                      $30,227,314    $24,662,327    $26,650,824   $29,060,690
  Net investment income                      2,672,785      2,897,976      4,451,585     3,763,958
  Realized investment (losses) gains          (674,521)      (543,063)             0        53,621
  Management fee                             2,050,842        985,575      2,496,810     1,458,589
                                           -----------    -----------    -----------   -----------
                                            34,276,420     28,002,815     33,599,219    34,336,858
                                           -----------    -----------    -----------   -----------

Losses and expenses:
  Losses and loss expenses incurred         21,712,240      8,093,991      9,803,738    13,037,476
  Commissions and brokerage                  4,360,317      3,114,688      3,945,641     3,605,128
  Other operating expenses                   1,738,828      2,213,113      2,327,918     2,085,176
  Interest expense                           1,906,876      1,906,967      1,907,042     2,068,328
                                           -----------    -----------    -----------   -----------
                                            29,718,261     15,328,759     17,984,339    20,796,108
                                           -----------    -----------    -----------   -----------

Income before income taxes and equity in
  net earnings of TREX                       4,558,159     12,674,056     15,614,880    13,540,750
Equity in net earnings of TREX                 485,087      1,366,808      1,268,954     1,020,370
Income tax provision                         1,488,000      4,275,000      5,426,000     4,511,000
                                           -----------    -----------    -----------   -----------
Net income                                 $ 3,555,246    $ 9,765,864    $11,457,834   $10,050,120
                                           ===========    ===========    ===========   ===========

Preferred stock dividend                   $   501,200    $   501,200    $   501,200   $   501,200
                                           ===========    ===========    ===========   ===========
Net income available to common
  stockholders                             $ 3,054,046    $ 9,264,664    $10,956,634   $ 9,548,920
                                           ===========    ===========    ===========   ===========

Primary earnings per common share:
  Net income                               $      0.45    $      1.38    $      1.62   $      1.41
                                           ===========    ===========    ===========   ===========
  Average shares outstanding                 6,724,711      6,722,139      6,764,067     6,775,208
                                           ===========    ===========    ===========   ===========

Fully diluted earnings per common share:
  Net income                               $      0.41           1.11           1.30          1.14
                                           ===========    ===========    ===========   ===========
  Average shares outstanding                 8,769,929      8,792,323      8,828,208     8,853,095
                                           ===========    ===========    ===========   ===========

Dividends paid per common share            $     0.075    $     0.075    $     0.075    $    0.150
Price Range of Common Stock:
    High                                   $    27.250    $    27.500    $    29.000    $   28.250
    Low                                    $    19.500    $    18.500    $    23.000    $   23.250

                                                                     Schedule II

Parent Company Information

     PXRE Corporation's summarized financial information (parent company only) is as follows:

                                                                                            December 31,
                                                                                   -------------------------------
                                                                                        1995            1994
                                                                                        ----            ----
BALANCE SHEET
Assets
  Fixed maturities available for sale at market at December 31,
  (amortized cost $0 and $17,644,000 at
  December 31, 1995 and 1994 respectively)                                          $          --   $  17,626,750
  Short-term investments                                                               14,223,322       6,020,727
  Cash                                                                                     68,947        (185,271)
  Other receivables                                                                       100,600         100,600
  Receivable from TREX                                                                     55,630              --
  Receivable from subsidiaries                                                          5,220,116       7,434,449
  Income tax recoverable                                                                  862,112              --
  Equity in subsidiaries                                                              257,321,826     206,873,948
  Other assets                                                                          6,133,635       3,890,215
                                                                                    -------------   -------------
        Total Assets                                                                $ 283,986,188   $ 241,761,418
                                                                                    =============   =============

Liabilities
  Loan payable                                                                      $  69,700,000   $  69,700,000
  Income tax payable                                                                           --       1,811,893
  Other liabilities                                                                     3,124,012       3,478,583
                                                                                    -------------   -------------
        Total Liabilities                                                              72,824,012      74,990,476
                                                                                    -------------   -------------
Stockholders' Equity                                                                  211,162,176     166,770,942
                                                                                    -------------   -------------
        Total Liabilities and Stockholders' Equity                                  $ 283,986,188   $ 241,761,418
                                                                                    =============   =============

                                                                                                Years ended December 31,
                                                                                    -----------------------------------------------
                                                                                         1995             1994             1993
                                                                                         ----             ----             ----
INCOME STATEMENT
  Interest earned                                                                   $   1,102,447    $     947,488    $     358,579
  Net realized investment gains                                                                --           25,250               --
  Interest expense                                                                     (7,063,857)      (7,774,994)      (2,694,912)
  Other operating expenses                                                               (872,681)      (1,140,025)        (929,304)
                                                                                    -------------    -------------    -------------
  Loss before tax benefit                                                              (6,834,091)      (7,942,281)      (3,265,637)
  Income tax benefit                                                                    2,432,000        2,771,000          969,908
                                                                                    -------------    -------------    -------------
                                                                                       (4,402,091)      (5,171,281)      (2,295,729)
  Equity in earnings of subsidiaries                                                   44,187,669       40,000,345       24,940,895
                                                                                    -------------    -------------    -------------
        Net income                                                                  $  39,785,578    $  34,829,064    $  22,645,166
                                                                                    =============    =============    =============

CASH FLOW STATEMENT
 Cash from operating activities:
  Net income                                                                        $  39,785,578    $  34,829,064    $  22,645,166
 Adjustments to reconcile net income to cash provided by
  operating activities:
  Equity in earnings of subsidiaries                                                  (44,187,669)     (40,000,345)     (24,940,895)
  Cash dividends from subsidiaries                                                      6,000,000       12,000,000        6,520,000
  Receivable from TREX                                                                    (55,630)         364,996         (364,996)
  Investment income receivable                                                                 --          165,950         (165,950)
  Intercompany accounts                                                                 2,214,333      (11,597,441)       3,423,990
  Deferred income taxes                                                                        --            4,608          473,849
  Income taxes                                                                         (2,566,935)      12,514,287       (6,595,765)
  Other                                                                                (2,024,244)        (121,526)        (225,039)
                                                                                    -------------    -------------    -------------
  Net cash (used) provided by operating activities                                       (834,567)       8,159,593          770,360
                                                                                    -------------    -------------    -------------
Cash flow from investing activities:
  Investment in equity of PXRE Trading Corporation                                     (2,500,000)              --               --
  Net change in short-term investments                                                 (8,202,595)       2,750,199       (2,770,528)
  Proceeds from sale of  fixed maturity investments                                    17,626,750               --               --
  Cost of fixed maturity investments                                                           --       (2,961,029)     (20,091,400)
                                                                                    -------------    -------------    -------------
  Net cash provided (used) by investing activities                                      6,924,155         (210,830)     (22,861,928)
                                                                                    -------------    -------------    -------------
Cash flow from financing activities:
  Proceeds from issuance of common stock                                                  335,355        1,443,460       52,343,234
  Conversion of preferred stock                                                                --               --       (1,319,626)
  Cash dividends paid to common stockholders                                           (5,237,664)      (2,475,211)      (1,317,371)
  Cash dividends paid to preferred stockholders                                          (933,061)      (2,004,800)      (2,075,600)
  Repayment of note payable                                                                    --               --       (5,250,000)
  (Repurchase) proceeds from issuance of debt                                                  --       (5,274,750)      75,000,000
  Capital contribution to subsidiaries                                                         --               --      (95,127,000)
                                                                                    -------------    -------------    -------------
  Net cash (used) provided by financing activities                                     (5,835,370)      (8,311,301)      22,253,637
                                                                                    -------------    -------------    -------------
Net change in cash                                                                        254,218         (362,538)         162,069
Cash, beginning of period                                                                (185,271)         177,267           15,198
                                                                                    -------------    -------------    -------------
Cash, end of period                                                                 $      68,947    $    (185,271)   $     177,267
                                                                                    =============    =============    =============

                                                                    Schedule III

                        PXRE CORPORATION AND SUBSIDIARY
                      SUPPLEMENTARY INSURANCE INFORMATION



        Column A     Column B       Column C       Column D      Column E      Column F       Column G       Column H
        --------    -----------    -----------    -----------    --------    ------------    -----------    -----------
                                     Future
                                     policy                       Other
                                    benefits,                     policy
                                     losses,                      claims                                     Benefits,
        Segment-     Deferred      claims and                      and                                        claims,
        property      policy          loss         Unearned      benefits                        Net        losses and
          and       acquisition     expenses       premiums      payable       Premium       investment     settlement
        casualty       cost         (caption       (caption      (caption      revenue         income        expenses
        insurance   (caption 7)      13-a-1)        13-a-2)      13-a-3)     (caption 1)     (caption 2)    (caption 4)
        --------    -----------    -----------    -----------    --------    ------------    -----------    -----------
1995                $1,565,000     $72,719,000    $13,685,000       $0       $ 97,142,000    $14,730,000    $34,716,000
1994                   863,000      81,836,000     12,263,000        0        110,601,000     13,786,000     52,647,000
1993                 1,623,000      71,442,000     13,087,000        0         78,928,000      8,011,000     40,570,000

 Column I       Column J        Column K
-----------    -----------    ------------
 Amortiza-
  tion of
 deferred
  policy          Other
acquisition     operating       Premiums
   costs         expense        written
-----------    -----------    ------------
$13,251,000    $11,237,000    $ 97,636,000
 15,026,000      8,365,000     108,518,000
 13,339,000      8,917,000      77,506,000


                                                                     Schedule VI

                        PXRE CORPORATION AND SUBSIDIARY
                      SUPPLEMENTAL INFORMATION CONCERNING
                   PROPERTY -- CASUALTY INSURANCE OPERATIONS

          Column A       Column B       Column C       Column D       Column E        Column F
        -------------   -----------    -----------    -----------    -----------    ------------
                                        Reserves
                                       for Unpaid
                         Deferred      Claims and      Discount,
         Affiliation      Policy          Claim         if any
            with        Acquisition    Adjustment     deducted in     Unearned         Earned
         Registrant        Costs        Expenses       Column C       Premiums        Premiums
        -------------   -----------    -----------    -----------    -----------    ------------
        Consolidated
1995      Property      $1,565,000     $72,719,000        $ 0        $13,685,000    $ 97,142,000
1994      Casualty         863,000      81,836,000          0         12,263,000     110,601,000
1993      Entities       1,623,000      71,442,000          0         13,087,000      78,928,000

 Column G             Column H              Column I       Column J        Column K
----------   --------------------------    -----------    -----------    ------------
                  Claims and Claim          Amortiza-
                Adjustment Expenses          tion of
                Incurred Related to         Deferred      Paid Claims
   Net           (1)           (2)           Policy        and Claim
Investment     Current        Prior          Acquisi-      Adjustment       Premiums
  Income        Year          Years         tion Costs      Expenses        Written
----------   -----------    -----------    -----------    -----------    ------------
$14,730,000  $30,405,000    $ 4,311,000    $13,251,000    $36,337,000    $ 97,636,000
 13,786,000   49,385,000      3,262,000     15,026,000     50,061,000     108,518,000
  8,011,000   30,071,000     10,499,000     13,339,000     32,209,000      77,506,000

                        REPORT OF INDEPENDENT ACCOUNTANTS
                      ON THE FINANCIAL STATEMENT SCHEDULES


To the Board of Directors
    of PXRE Corporation


Our audits of the consolidated financial statements referred to in our report dated February 15, 1996 appearing on page F-1 of PXRE Corporation's Annual Report on Form 10-K for the year ended December 31, 1995, also included an audit of the Financial Statement Schedules listed in Item 14(a) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




PRICE WATERHOUSE LLP

New York, New York
February 15, 1996

                       CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statements on Form S-8/S-3 (Nos. 33-35521 and 33-63768) and Form S-8 (No. 33-82908) of PXRE Corporation of our report dated February 15, 1996 appearing on page F-1 of this Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedules which appears above.




PRICE WATERHOUSE LLP

New York, New York
March 27, 1996

                                INDEX TO EXHIBITS


                                                                                    SEQUENTIALLY
EXHIBIT                                                                               NUMBERED
NUMBER                       EXHIBIT                                                    PAGE
------                       -------                                                ------------
    3          Restated Certificate of Incorporation and By-laws of PXRE
               (Exhibits 3.1 and 3.2 to PXRE's Form S-1 Registration Statement
               dated August 29, 1986, as amended by Amendment No. 1 thereto dated February 19, 1987 and by Amendment No. 2 thereto dated
               March 25, 1987 (File No. 33-8406), and incorporated herein by reference); PXRE's Certificate of Designations designating the
               Series A Cumulative Convertible Preferred Stock of PXRE (Exhibit
               4.5 to PXRE's Form S-2 Registration Statement dated February 21,
               1992, as amended by Amendment No. 1 thereto dated April 1, 1992 and by Amendment No. 2 thereto dated April 13, 1992 and by
               Amendment No. 3 thereto dated April 23, 1992 (File No. 33-45893), and incorporated herein by reference); Certificate of Amendment dated May 20, 1993 to PXRE's Restated Certificate of
               Incorporation (Exhibit 4.3 to PXRE's Registration Statement on
               Forms S-8 and S-3 dated June 3, 1993 (File No. 33-63768);
               incorporated herein by reference); Certificate of Amendment dated
               May 19, 1994 to PXRE's Restated Certificate of Incorporation
               (Exhibit 3 to the Annual Report on Form 10-K of PXRE for the
               fiscal year ended December 31, 1994 (File No. 0-15428), and incorporated herein by reference). Article IV, Section 1 of the
               By-laws of PXRE Corporation, as amended on June 8, 1995.*


------------------------

*       Filed herewith.

(M) Indicates a management contract or compensatory plan or arrangement in which the directors and/or executive officers of PXRE participate.


                                                                                    SEQUENTIALLY
EXHIBIT                                                                               NUMBERED
NUMBER                       EXHIBIT                                                    PAGE
------                       -------                                                ------------

    4 Trust Indenture dated as of August 31, 1993 between PXRE, as issuer, and The First National Bank of Boston, as trustee, relating to $75,000,000 principal amount of 9.75% Senior Notes of PXRE due 2003 (Exhibit 4.1 to PXRE's Quarterly Report on Form
               10-Q for the quarter ended September 30, 1993 (File No. 0-15428), and incorporated herein by reference).

   10.1        Lease dated January 29, 1986 between Phoenix General Insurance
               Company and 80 Maiden Lane Associates for office facilities located at 80 Maiden Lane, New York, New York (Exhibit 10.1 to
               PXRE's Form S-1 Registration Statement dated August 29, 1986, as amended by Amendment No. 1 thereto dated February 19, 1987 and by Amendment No. 2 thereto dated March 25, 1987 (File No. 33-8406), and incorporated herein by reference).

   10.2 Assignment and Assumption of Lease dated September 30, 1986 between Phoenix General Insurance Company and PXRE Reinsurance
               (Exhibit 10.2 to Amendment No. 1 dated February 19, 1987 to
               PXRE's Form S-1 Registration Statement dated August 29, 1986, as subsequently amended by Amendment No. 2 thereto dated March 25, 1987 (File No. 33-8406), and incorporated herein by reference).



------------------------

*       Filed herewith.

(M) Indicates a management contract or compensatory plan or arrangement in which the directors and/or executive officers of PXRE participate.


                                                                                    SEQUENTIALLY
EXHIBIT                                                                               NUMBERED
NUMBER                       EXHIBIT                                                    PAGE
------                       -------                                                ------------

   10.3 PXRE Reinsurance Management Agreement among PXRE Reinsurance and, among others, Merrimack Mutual Fire Insurance Company
               ("Merrimack"), Pennsylvania Lumbermens Mutual Insurance Company
               ("Pennsylvania Lumbermens"), and NRMA Insurance Limited ("NRMA")
               (Exhibit 10.1 to PXRE's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (File No. 0-15428), and incorporated herein by reference) and letter dated November 28, 1990 from Pennsylvania Lumbermens confirming reduced participation (Exhibit
               10.7 to PXRE's Form S-2 Registration Statement dated February 21,
               1992, as amended by Amendment No. 1 thereto dated April 1, 1992 and by Amendment No. 2 thereto dated April 13, 1992 and by Amendment No. 3 thereto dated April 23, 1992 (File No. 33-45893), and incorporated herein by reference); forms of coverslips respecting January 1995 renewals by Merrimack, Pennsylvania
               Lumbermens and NRMA (Exhibit 10.3 to the Annual Report on Form
               10-K of PXRE for the fiscal year ended December 31, 1994 (File
               No. 0-15428), and incorporated herein by reference).

   10.4        Tax Settlement Agreement dated June 21, 1991 between PXRE
               Corporation, PXRE Reinsurance and PM Holdings, Inc. (Exhibit 10.2 to the Annual Report on Form 10-K of PXRE for the fiscal year ended December 31, 1991 (File No. 0-15428), and incorporated herein by reference).


------------------------

*       Filed herewith.

(M) Indicates a management contract or compensatory plan or arrangement in which the directors and/or executive officers of PXRE participate.


                                                                                    SEQUENTIALLY
EXHIBIT                                                                               NUMBERED
NUMBER                       EXHIBIT                                                    PAGE
------                       -------                                                ------------

   10.5        Investment Advisory Agreement between PXRE Reinsurance and
               Phoenix Investment Counsel, Inc., dated February 25, 1987 and effective as of January 1, 1987 (Exhibit 10.10 to Amendment No. 1 dated February 19, 1987 to PXRE's Form S-1 Registration Statement dated August 29, 1986, as subsequently amended by Amendment No. 2 thereto dated March 25, 1987 (File No. 33-8406), and incorporated herein by reference).

   10.6        Amendment to Investment Advisory Agreement between PXRE
               Reinsurance and Phoenix Investment Counsel, Inc., effective retroactively as of January 1, 1987 (Exhibit 10.3 to the Annual
               Report on Form 10-K of PXRE for the fiscal year ended December
               31, 1991 (File No. 0-15428), and incorporated herein by reference).

   10.7        Amendment No. 2 to Investment Advisory Agreement between PXRE
               Reinsurance and Phoenix Investment Counsel, Inc. effective as of
               November 1, 1989 (Exhibit 10.4 to the Annual Report on Form 10-K of PXRE for the fiscal year ended December 31, 1991 (File No.
               0-15428), and incorporated herein by reference).

   10.8        Amended and Restated Agreement Concerning Filing of Consolidated
               Federal Income Tax Returns dated as of August 23, 1993 between
               PXRE and PXRE Reinsurance. (Exhibit 10.8 to the Annual Report on
               Form 10-K of PXRE for




------------------------

*       Filed herewith.

(M) Indicates a management contract or compensatory plan or arrangement in which the directors and/or executive officers of PXRE participate.


                                                                                    SEQUENTIALLY
EXHIBIT                                                                               NUMBERED
NUMBER                       EXHIBIT                                                    PAGE
------                       -------                                                ------------

               the fiscal year ended December 31, 1993 (File No. 0-15428), and incorporated herein by reference).(M)

   10.9        Employee Stock Purchase Plan, as amended (Appendix A to PXRE's
               Proxy Statement dated April 23, 1993, and incorporated herein by reference).(M)

   10.10       Executive Long-Term Bonus Plan (Exhibit 10.6 to PXRE's Annual
               Report on Form 10-K for the fiscal year ended December 31, 1991
               (File No. 0-15428), and incorporated herein by reference) and proposed Amendment thereto made as of August 22, 1991 (Exhibit
               10.14 to PXRE's Form S-2 Registration Statement dated February
               21, 1992, as amended by Amendment No. 1 thereto dated April 1,
               1992 and by Amendment No. 2 thereto dated April 13, 1992 and by
               Amendment No. 3 thereto dated April 23, 1992 (File No. 33-45893), and incorporated herein by reference).(M)

   10.11       Executive Severance Plan (Exhibit 10.1 to the Annual Report on
               Form 10-K of PXRE for the fiscal year ended December 31, 1989
               (File No. 0-15428), and incorporated herein by reference). (M)

   10.12       1988 Stock Option Plan, as amended (Exhibit A to the first
               Prospectus forming part of PXRE's Form S-8 and S-3 Registration
               Statement dated June 21, 1990 (File No. 33-35521), and incorporated herein by reference).(M)


------------------------

*       Filed herewith.

(M) Indicates a management contract or compensatory plan or arrangement in which the directors and/or executive officers of PXRE participate.


                                                                                    SEQUENTIALLY
EXHIBIT                                                                               NUMBERED
NUMBER                       EXHIBIT                                                    PAGE
------                       -------                                                ------------

   10.13       1987 Stock Option Plan, as amended (Appendix B to PXRE's Proxy
               Statement dated April 13, 1990, and incorporated herein by reference).(M)

   10.14       Non-Employee Director Deferred Stock Plan (Appendix A to PXRE's
               Proxy Statement dated April 12, 1991, and incorporated herein by reference).(M)

   10.15       Restated Employee Annual Incentive Bonus Plan, as amended
               (Appendix A to PXRE's Proxy Statement dated April 22, 1994, and incorporated herein by reference).(M)

   10.16       1992 Officer Incentive Plan, as amended (Appendix B to PXRE's
               Proxy Statement dated April 22, 1994 and incorporated herein by reference).(M)

   10.17       Quota Share Retrocessional Agreement between PXRE Reinsurance and
               Trenwick America Reinsurance Corporation (Exhibit 10.21 to the
               Annual Report on Form 10-K of PXRE for the fiscal year ended
               December 31, 1993 (File No. 0-15428), and incorporated herein by reference).

   10.18       Management Agreement dated as of November 8, 1993 among PXRE
               Reinsurance, Transnational Re Corporation and Transnational
               Reinsurance Company (Exhibit 10.22 to the Annual Report on Form
               10-K of PXRE for the fiscal year ended December 31,




------------------------

*       Filed herewith.

(M) Indicates a management contract or compensatory plan or arrangement in which the directors and/or executive officers of PXRE participate.


                                                                                    SEQUENTIALLY
EXHIBIT                                                                               NUMBERED
NUMBER                       EXHIBIT                                                    PAGE
------                       -------                                                ------------
               1993 (File No. 0-15428), and incorporated herein by reference).

   10.19       Aggregate Excess of Loss Reinsurance Agreement dated as of
               November 8, 1993 between PXRE Reinsurance, as reinsurer, and
               Transnational Reinsurance Company, as reinsured (Exhibit 10.23 to the Annual Report on Form 10-K of PXRE for the fiscal year ended
               December 31, 1993 (File No. 0-15428), and incorporated herein by reference).

   10.20 Registration Rights Agreement dated as of November 8, 1993 between PXRE Reinsurance and Transnational Re Corporation
               (Exhibit 10.24 to the Annual Report on Form 10-K of PXRE for the fiscal year ended December 31, 1993 (File No. 0-15428), and incorporated herein by reference).

   10.21       Amendment No. 1 dated December 1, 1994 to the Management
               Agreement dated as of November 8, 1993 between PXRE Reinsurance,
               Transnational Re Corporation and Transnational Reinsurance
               Company (Exhibit 10.21 to the Annual Report on Form 10-K of PXRE for the fiscal year ended December 31, 1994 (File No. 0-15428), and incorporated herein by reference).

   10.22 Addendum No. 2 dated November 10, 1994 to the PXRE Group Amended and Restated Agreement Concerning Filing of Consolidated Federal
               Income Tax Returns (Exhibit 10.22 to the Annual Report on




------------------------

*       Filed herewith.

(M) Indicates a management contract or compensatory plan or arrangement in which the directors and/or executive officers of PXRE participate.


                                                                                    SEQUENTIALLY
EXHIBIT                                                                               NUMBERED
NUMBER                       EXHIBIT                                                    PAGE
------                       -------                                                ------------
               Form 10-K of PXRE for the fiscal year ended December 31, 1994
               (File No. 0-15428), and incorporated herein by reference).

   10.23       Amendment dated August 1994 to the Severance Plan for Certain
               Executives of PXRE Corporation (Exhibit 10.23 to the Annual
               Report on Form 10-K of PXRE for the fiscal year ended December
               31, 1994 (File No. 0-15428), and incorporated herein by reference).(M)

   10.24       Lease dated May 9, 1994 between Thornall Associates and PXRE
               Corporation (Exhibit 10.24 to the Annual Report on Form 10-K of
               PXRE for the fiscal year ended December 31, 1994 (File No.
               0-15428), and incorporated herein by reference).

   10.25 Director Stock Option Plan (Appendix A to PXRE's Proxy Statement dated May 3, 1995, and incorporated herein by reference).

   10.26       Amendment No. 3 to Investment Advisory Agreement between PXRE
               Reinsurance Company and Phoenix Investment Counsel, Inc.
               effective June 1, 1995.*

   11          Statement re computation of earnings per share.*

   12          Statement re computation of ratios.*


------------------------

*       Filed herewith.

(M) Indicates a management contract or compensatory plan or arrangement in which the directors and/or executive officers of PXRE participate.


                                                                                    SEQUENTIALLY
EXHIBIT                                                                               NUMBERED
NUMBER                       EXHIBIT                                                    PAGE
------                       -------                                                ------------

   21 List of Subsidiaries of PXRE. (Included as part of Item 14(a)(3) of this Form 10-K.)

   23 Consent of Price Waterhouse LLP, independent accountants to PXRE. (Included as part of Item 14(a)(2) of this Form 10-K.)

   24          Powers of Attorney.*

   27          Financial Data Schedule (electronic filing only).*

   28 Information from reports furnished to state insurance regulatory authorities.**




------------------------

*       Filed herewith.

**      Filed in paper under cover of Form SE.

(M) Indicates a management contract or compensatory plan or arrangement in which the directors and/or executive officers of PXRE participate.