Form 10-Q
period 1996-03-31
PXRE CORP
filed 1996-05-14
CIK 799721

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

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

                                 (908) 906-8100
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No
                                             -------   -------

     As of May 13, 1996, 8,752,694 shares of common stock, $.01 par value per share, of the Registrant were outstanding.



================================================================================

                                PXRE CORPORATION

                                      INDEX



PART I.  FINANCIAL INFORMATION


     Consolidated Balance Sheets at March 31, 1996
         and December 31, 1995                                                 3


     Consolidated Statements of Income for the three months
         ended March 31, 1996 and 1995                                         4


     Consolidated Statements of Stockholders' Equity for the
         three months ended March 31, 1996 and 1995                            5


     Consolidated Statements of Cash Flow for the three months
         ended March 31, 1996 and 1995                                         6


     Notes to Consolidated Interim Financial Statements                        7


     Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            10



PART II.  OTHER INFORMATION                                                   22

PXRE                       Consolidated Balance Sheets
Corporation                (Unaudited)




                                                                                            March 31,      December 31,
                                                                                              1996             1995
                                                                                              ----             ----
Assets             Investments:
                   Fixed maturities, available for sale, at fair value (amortized
                    cost $229,873,000 and $216,348,000, respectively)                    $ 229,515,378    $ 221,356,767
                   Equity securities, at fair value (cost $5,000,000)                        5,633,584        5,172,428
                   Short-term investments                                                   38,643,625       41,721,656
                                                                                         -------------    -------------
                    Total investments                                                      273,792,587      268,250,851
                   Cash                                                                      3,823,030          838,548
                   Accrued investment income                                                 4,327,697        3,343,505
                   Receivables:
                     Unreported premiums                                                    19,751,188       23,376,727
                     Balances due from intermediaries and brokers                           11,688,173        6,335,593
                     Other receivables                                                       4,715,599        4,175,443
                   Reinsurance recoverable: TREX                                            10,242,281        8,966,592
                                            Non-affiliates                                  20,577,856       25,130,816
                   Ceded unearned premiums                                                   9,128,565        5,433,030
                   Deferred acquisition costs                                                1,952,925        1,564,926
                   Income tax recoverable                                                            0          479,473
                   Investment in equity of TREX                                             36,827,909       36,003,384
                   Receivable from TREX                                                        406,919          446,799
                   Other assets                                                              9,085,272        9,119,750
                                                                                         -------------    -------------
                    Total assets                                                         $ 406,320,001    $ 393,465,437
                                                                                         -------------    -------------

Liabilities        Losses and loss expenses                                              $  64,911,136    $  72,718,914
                   Unearned premiums                                                        23,306,996       13,685,391
                   Reinsurance balances payable: TREX                                        8,959,064        5,647,532
                                                 Non-affiliates                              9,381,477        8,698,862
                   Notes payable                                                            67,775,000       67,775,000
                   Income tax payable                                                        2,729,319                0
                   Deferred income tax payable                                               1,614,472        3,653,102
                   Payable for securities                                                    7,359,920        2,496,232
                   Other liabilities                                                         4,982,554        7,628,228
                                                                                         -------------    -------------
                    Total liabilities                                                      191,019,938      182,303,261
                                                                                         -------------    -------------
Stockholders'      Serial preferred stock, $.01 par value --
equity              500,000 shares authorized; 0 and 10,009 Series A 8% cumulative
                    convertible shares issued and outstanding                                        0                0
                   Common stock, $.01 par value --
                    20,000,000 shares authorized; 9,015,158 and 8,983,896 shares issued         90,151           89,839
                   Additional paid-in capital                                              118,126,189      117,668,048
                   Net unrealized appreciation on investments, net of
                    deferred income tax expense of $96,000 and $1,813,000                      282,117        3,782,500
                   Retained earnings                                                        99,617,739       91,882,834
                   Treasury stock at cost (263,755 and 238,755 shares)                      (2,344,459)      (1,719,459)
                   Restricted stock at cost (34,000 shares)                                   (471,674)        (541,586)
                                                                                         -------------    -------------
                    Total stockholders' equity                                             215,300,063      211,162,176
                                                                                         -------------    -------------
                     Total liabilities and stockholders' equity                          $ 406,320,001    $ 393,465,437
                                                                                         =============    =============

        The accompanying notes are an integral part of these statements.

PXRE                   Consolidated Statements of Income
Corporation            (Unaudited)



                                                                        Three Months Ended
                                                                             March 31,
                                                                  ------------------------------
                                                                      1996              1995
                                                                      ----              ----
Revenues           Net premiums earned                            $ 19,420,401    $ 23,556,101
                   Net investment income                             3,911,470       3,427,447
                   Net realized investment losses                      (74,937)              0
                   Management fees: TREX                               706,828         822,944
                                    Non-affiliate                    1,765,398       1,198,196
                                                                  ------------    ------------
                                                                    25,729,160      29,004,688
                                                                  ------------    ------------
Losses and         Losses and loss expenses incurred                 4,939,674      10,750,624
expenses           Commissions and brokerage                         3,555,589       2,903,343
                   Other operating expenses                          3,184,722       1,869,649
                   Interest expense                                  1,717,123       1,752,711
                                                                  ------------    ------------
                                                                    13,397,108      17,276,327
                                                                  ------------    ------------

                   Income before income taxes and equity in net
                    earnings of TREX                                12,332,052      11,728,361
                   Equity in net earnings of TREX                    1,293,188       1,259,231
                   Income tax provision                              4,316,000       4,114,000
                                                                  ------------    ------------
                   Net income                                     $  9,309,240    $  8,873,592
                                                                  ============    ============

                   Preferred stock dividend                       $          0    $    500,450
                                                                  ============    ============

                   Operating income available to common
                    stockholders                                  $  9,309,240    $  8,373,142
                                                                  ============    ============
Per share          Primary:
                     Net income                                   $       1.05    $       1.19
                                                                  ============    ============
                     Average shares outstanding                      8,862,762       7,050,633
                                                                  ============    ============
                   Fully diluted:
                     Net income                                   $       1.05    $       1.00
                                                                  ============    ============
                     Average shares outstanding                      8,881,863       8,851,874
                                                                  ============    ============



        The accompanying notes are an integral part of these statements.

PXRE             Consolidated Statements of Stockholders' Equity
Corporation      (Unaudited)




                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                ------------------------------
                                                                                     1996            1995
                                                                                     ----            ----
Common stock:        Balance at beginning of period                          $      89,839    $      69,216
                     Issuance of shares                                                312            2,786
                                                                             -------------    -------------
                       Balance at end of period                              $      90,151    $      72,002
                                                                             =============    =============

Preferred stock:     Balance at beginning of period                          $           0    $         100
                     Conversion of shares                                                0              (14)
                                                                             -------------    -------------
                       Balance at end of period                              $           0    $          86
                                                                             =============    =============

Additional           Balance at beginning of period                          $ 117,668,048    $ 116,888,369
paid-in capital:     Issuance of common shares                                     301,014           34,340
                     Conversion of preferred shares                                      0           (2,746)
                     Other                                                         157,127            9,138
                                                                             -------------    -------------
                       Balance at end of period                              $ 118,126,189    $ 116,929,101
                                                                             =============    =============

Unrealized           Balance at beginning of period                          $   3,782,500    $  (5,976,354)
appreciation         Change in fair value for the period                        (3,188,942)       2,812,907
(depreciation)       Equity in net change in TREX
on investments:       (depreciation) appreciation                                 (311,441)         462,474
                                                                             -------------    -------------
                     Balance at end of period                                $     282,117    $  (2,700,973)
                                                                             =============    =============


Retained earnings:   Balance at beginning of period                          $  91,882,834     $ 57,933,848
                     Net income                                                  9,309,240        8,873,592
                     Dividends paid to common stockholders                      (1,574,335)      (1,041,270)
                     Dividends accrued to preferred stockholders                         0         (500,450)
                                                                             -------------    -------------
                       Balance at end of period                              $  99,617,739    $  65,265,720
                                                                             =============    =============

Restricted stock:    Balance at beginning of period                          $    (541,586)   $    (283,550)
                     Amortization of restricted stock                               69,912           29,778
                                                                             -------------    -------------
                       Balance at end of period                              $    (471,674)   $    (253,772)
                                                                             =============    =============

Treasury stock:      Balance at beginning of period                          $  (1,719,459)   $  (1,860,687)
                     Repurchase of common stock                                   (625,000)               0
                                                                             -------------    -------------
                       Balance at end of period                              $  (2,344,459)   $  (1,860,687)
                                                                             =============    =============



Total                Balance at beginning of period                          $ 211,162,176    $ 166,770,942
stockholders'        Issuance of common shares                                     301,326           37,126
equity:              Conversion of preferred stock                                       0           (2,760)
                     Repurchase of common stock                                   (625,000)               0
                     Restricted stock                                               69,912           29,778
                     Unrealized (depreciation) appreciation on investments
                      net of deferred income tax                                (3,500,383)       3,275,381
                     Net income                                                  9,309,240        8,873,592
                     Dividends                                                  (1,574,335)      (1,541,720)
                     Other                                                         157,127            9,138
                                                                             -------------    -------------
                       Balance at end of period                              $ 215,300,063    $ 177,451,477
                                                                             =============    =============



         The accompanying notes are an integral part of these statements

PXRE                  Consolidated Statements of Cash Flow
Corporation           (Unaudited)



                                                                           Three Months Ended
                                                                                March 31,
                                                                     ----------------------------
                                                                         1996             1995
                                                                         ----             ----
Cash flow          Net income                                        $  9,309,240    $  8,873,592
from operating     Adjustments to reconcile net income to net cash
activities           provided by operating activities:
                      Losses and loss expenses                         (7,807,778)     (2,564,382)
                      Unearned premiums                                 5,926,070      12,444,347
                      Deferred acquisition costs                         (387,999)     (1,480,604)
                      Receivables                                      (2,227,317)     (8,991,013)
                      Reinsurance balances payable                      3,994,147       4,141,068
                      Reinsurance recoverable                           3,277,271       4,858,592
                   Income tax recoverable/payable                       4,980,390       3,200,656
                   Equity in net earnings of TREX                      (1,135,966)     (1,132,115)
                   Other                                               (5,280,446)     (5,724,688)
                                                                     ------------    ------------
                     Net cash provided by operating activities         10,647,612      13,625,453
                                                                     ------------    ------------

Cash flow          Cost of fixed maturity investments                 (19,578,598)     (4,842,297)
from investing     Fixed maturity investments matured/disposed          5,871,758      23,783,944
activities         Payable for securities                               4,863,688               0
                   Investment in joint venture                                  0      (2,000,000)
                   Net change in short-term investments                 3,078,031     (27,027,071)
                                                                     ------------    ------------
                     Net cash used by investing activities             (5,765,121)    (10,085,424)
                                                                     ------------    ------------

Cash flow          Proceeds from issuance of common stock                 301,326          34,377
from financing     Cash dividends paid to preferred stockholders                0        (500,450)
activities         Cash dividends paid to common stockholders          (1,574,335)     (1,041,270)
                   Cost of treasury stock                                (625,000)              0
                                                                     ------------    ------------
                     Net cash used by financing activities             (1,898,009)     (1,507,343)
                                                                     ------------    ------------
                   Net change in cash                                   2,984,482       2,032,686
                   Cash, beginning of period                              838,548         389,249
                                                                     ------------    ------------
                   Cash, end of period                               $  3,823,030    $  2,421,935
                                                                    =============   =============



        The accompanying notes are an integral part of these statements.

PXRE
Corporation       NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
- --------------------------------------------------------------------------------


1. BASIS OF PRESENTATION

         The accompanying interim consolidated financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP"). These statements reflect the consolidated operations of PXRE Corporation and its subsidiaries PXRE Reinsurance Company and PXRE Trading Corporation (collectively referred to as "PXRE").

         The interim consolidated financial statements are unaudited; however, in the opinion of management, the foregoing consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim period. These interim statements should be read in conjunction with the 1995 audited consolidated financial statements and related notes. The preparation of interim consolidated financial statements relies significantly upon estimates. Use of such estimates, and the seasonal nature of a portion of the reinsurance business, necessitates caution in drawing specific conclusions from interim results.


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


3. LOSSES AND LOSS EXPENSE LIABILITIES

         Liabilities for losses and loss expenses are established in amounts estimated to settle incurred losses. Losses and loss expense liabilities are based on individual case estimates provided for reported losses for known events and estimates of incurred but not reported losses. Losses and loss expense liabilities are necessarily based on estimates and the ultimate liabilities may vary from such estimates primarily because of the significant delay in losses being reported to insurance carriers and reinsurers, such as PXRE. Any adjustments to these estimates are reflected in income when known. Reinsurance recoverable on paid losses and reinsurance recoverable on unpaid losses are reported as assets. Reinsurance recoverable on paid losses represent amounts recoverable from retrocessionaires at the end of the period for gross losses previously paid. Provisions are established for all reinsurance recoveries which are considered doubtful.

PXRE
Corporation       NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
- --------------------------------------------------------------------------------


4. INVESTMENTS

         Fixed maturity investments and unaffiliated equity securities are considered available for sale and are reported at fair value. Unrealized gains and losses as a result of temporary changes in fair value over the period such investments are held are reflected net of income taxes in stockholders' equity. Unrealized losses which are not temporary are charged to operations. Short-term investments are carried at amortized cost which approximates fair value. Realized gains or losses on disposition of investments are determined on the basis of specific identification. The amortization of premiums and accretion of discounts for fixed maturity investments are computed utilizing the interest method. The effective yield under the interest method is adjusted for anticipated prepayments.


5. MANAGEMENT FEES

         Management fees are recorded as earned under various arrangements, whereby PXRE Reinsurance Company acts as underwriting manager for other insurers and reinsurers. These fees are initially based on premium volume, but are adjusted through contingent profit commissions related to underwriting results measured over a period of years.


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


7. TREASURY STOCK

         In April 1995, PXRE was authorized to repurchase up to 700,000 shares of its stock. During the first quarter of 1996, PXRE repurchased 25,000 of the 700,000 shares authorized at a cost of $625,000.

PXRE
Corporation       NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
- --------------------------------------------------------------------------------



8. SUBSEQUENT EVENT

         On May 10, 1996, PXRE delivered to Transnational Re Corporation "Transnational Re" a proposal for a strategic business combination of PXRE and Transnational Re on a tax-free basis. Under the proposal, PXRE would enter into a merger agreement with Transnational Re pursuant to which PXRE Corporation, or a newly organized subsidiary of PXRE, would exchange 0.98 shares of PXRE common stock for each share of Transnational Re Class A common stock, $.01 par value.

         The proposal is conditioned upon the negotiation and execution of a definitive merger agreement mutually satisfactory to PXRE and Transnational Re and is further conditioned upon the effectiveness of the registration of PXRE securities to be issued in the merger, the receipt of all regulatory approvals and third-party consents necessary or advisable to accomplish the transaction and approvals by the boards of directors of PXRE and Transnational Re (including a committee of Transnational Re's independent directors) and by the shareholders of both companies.

         It is anticipated that a business combination would be accounted for as a purchase transaction.

PXRE                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
Corporation       FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- --------------------------------------------------------------------------------


GENERAL

         PXRE provides reinsurance products and services to a domestic and international marketplace, with principal emphasis on commercial and personal property risks and marine and aviation risks, and with a particular focus on catastrophe related coverages.

         PXRE exercises discipline in committing and withholding its underwriting capacity and altering its mix of business to concentrate its underwriting capacity at any given point in time on those types of businesses where management believes that above average underwriting results can be achieved. PXRE has been pursuing a strategy of focusing on catastrophe related coverages in both the international and domestic markets. This strategy has been designed to capitalize on the substantial improvements in pricing and other terms of these coverages which evolved following the high levels of catastrophic loss activity, in terms of both frequency and severity of loss, experienced by the worldwide reinsurance industry since 1987, but which have moderated since the end of 1994. In the fourth quarter of 1992, PXRE decided to reduce significantly its writing of traditional pro rata and risk excess reinsurance business due to management's unfavorable evaluation of the condition of such business. Since that time, PXRE has also increased its writing of marine and aviation business.

         PXRE also generates management fee income by managing business for other insurers and reinsurers, either by accepting additional amounts of coverage on underwritten risks and retroceding such additional amounts to participants through various retrocessional arrangements or, in one case, by managing the underwriting and other day-to-day operations of a publicly-owned reinsurance group.

         At March 31, 1996, PXRE was a party to three such retrocessional arrangements. One such arrangement is with a group of insurers and reinsurers referred to as the AMA, another is with Trenwick America Reinsurance Corporation ("Trenwick Group") and a third arrangement is with Investors Reinsurance Ltd. ("Investors Re"), a Barbados company. Under these arrangements which were renewed or commenced effective January 1, 1996, PXRE cedes some of its underwritten risks to the participants, subject to maximum aggregate liabilities per reinsurance program (approximately $1,200,000 in the case of the AMA, approximately $3,000,000 in the case of Trenwick Group and $620,000 in the case of Investors Re). PXRE receives a management fee or commission of 5% of premiums ceded (4.2% for Investors Re) and a percentage of any ultimate underwriting profits in connection with the reinsurance ceded. Such percentage of ultimate underwriting profits is subject to adjustment based on cumulative experience. Future management fee income is dependent upon the amount of business ceded to the participants and the profitability of that business.

         In the past, PXRE has entered into other retrocessional arrangements providing catastrophic protection. In recent years, PXRE reduced, upon renewal, its own catastrophe retrocessional facilities and has borne the associated increase in net exposures. Although PXRE elected not to purchase any significant retrocessional coverage in 1995, as the cost of catastrophe retrocessional facilities has declined, PXRE has again commenced selectively to purchase such coverages in 1996.

         Since November 8, 1993, PXRE has been party to a management agreement (the "Management Agreement") under which PXRE has responsibility for the day-to-day operations of Transnational Re Corporation ("TREX") and its subsidiaries, including all the reinsurance operations of Transnational Reinsurance Company ("Transnational"). TREX and Transnational do not have any operating properties, systems or paid employees. Pursuant to the Management Agreement, PXRE provides all the operating facilities, systems, equipment and management and clerical employees required to conduct the businesses of TREX and its subsidiaries.

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

         PXRE maintains only minimal catastrophe retrocessional coverage. In view of the increased underwritings of catastrophe related reinsurance and the net exposure being retained by PXRE, the occurrence of one or more major catastrophes in any given period (such as hurricane Andrew and Iniki in 1992 and the Northridge earthquake in 1994) could have a material adverse impact on PXRE's results of operations and financial condition and result in substantial liquidation of investments and outflows of cash as losses are paid.

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

         Although PXRE's investment guidelines stress conservation of principal, diversification of risk, and liquidity, investments are subject to market-wide risks and fluctuations, as well as to risk inherent in particular securities. Accordingly, the estimated fair value of PXRE's investments does not necessarily represent the amount which could be realized upon future sale particularly if PXRE were required to liquidate a substantial portion of its portfolio to fund catastrophic losses. In addition, PXRE's investment in and receivables from TREX amount to approximately $47,477,000 at March 31, 1996, which represent 11.7% of its total assets and 22.1% of its stockholders' equity.

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

         PXRE Corporation (parent company) relies primarily on cash dividends and net tax allocation payments from its subsidiary PXRE Reinsurance to pay its operating expenses, to meet its debt service obligations and to pay common stock dividends to PXRE's stockholders. The payment of dividends by PXRE Reinsurance to PXRE Corporation (parent company) is subject to limits imposed under the insurance laws and regulations of Connecticut, the state of incorporation and domicile of PXRE Reinsurance, as well as certain restrictions arising in connection with PXRE Corporation's (parent company) outstanding indebtedness.

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


COMPARISON OF FIRST QUARTER RESULTS FOR
1996 WITH 1995


                                                        Three Months Ended March 31,
                                                       ----------------------------     Increase/
                                                            1996         1995          (Decrease)
                                                            ----         ----          ----------
                                                              (in thousands)                %

       Gross premiums written                              $41,854      $56,195          (25.5)

       Ceded premiums:
         Managed business participants                       8,255        9,461          (12.7)
         TREX Management Agreement                           7,123        8,707          (18.2)
         Catastrophe coverage                                1,131        2,210          (48.8)
         Other                                                  (1)          14         (107.1)
                                                          --------      -------
            Total reinsurance premiums ceded                16,508       20,392          (19.0)
                                                          --------      -------
       Net premiums written                                $25,346      $35,803          (29.2)
                                                           =======      =======



         Net premiums written for the three months ended March 31, 1996 decreased 29.2% to $25,346,000 from $35,803,000 for the corresponding period of 1995. Gross premiums written for the first quarter of 1996 decreased 25.5% to $41,854,000 from $56,195,000 for the comparable period of 1995. Net premiums earned for the first quarter of 1996 decreased 17.6% to $19,420,000 from $23,556,000 in the year-earlier period. Gross written, net written and net earned premiums for the first quarter of 1996 declined from prior-year levels as PXRE continued its planned response to the increased competitive trends that have characterized the property catastrophe and marine reinsurance markets since the end of 1994. Premiums written and earned were also adversely affected by a $1,600,000 reduction in reinstatement premiums resulting from a reduced level of loss activity in the first quarter of 1996 , as well as by $900,000 of cessions related to the new retrocessional arrangement with Investors Re.

         Premiums ceded by PXRE to its managed business participants decreased 12.7% to $8,255,000 for the first quarter of 1996 compared with $9,461,000 for the corresponding period of 1995. The decrease in premiums ceded to these programs was due to the decrease in the amount of premiums written by PXRE on behalf of the managed business participants. During the first quarter of 1996, pursuant to the Management Agreement, PXRE also ceded $7,123,000 of premiums to Transnational in lieu of direct reinsurance writings by Transnational as compared with $8,707,000 in the same period of 1995. Management fee income from all sources for the first quarter of 1996 increased 22.3% to $2,472,000 from $2,021,000 for the corresponding period of 1995 reflecting higher profit commissions resulting from a lower level of loss activity for the quarter, offset slightly by a lower level of management fee income caused by a decline of premiums.

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

         The loss ratio was 25.4% for the first quarter of 1996 compared with
45.6 % for the comparable quarter in 1995. The loss ratio for the first quarter of 1996 reflected incurred catastrophe losses of $1,534,000 gross and $689,000 net for 1996 and prior accident years as compared with $7,402,000 gross and $4,696,000 net in the same period of 1995 for 1995 and prior accident years. There were no significant catastrophe losses for the first quarter of 1996.

         Significant losses affecting the first quarter 1995 loss ratio are as follows:


                                               Amount of Losses
                                             --------------------
         Loss Event                           Gross           Net
         ----------                           -----           ---
                                                (in thousands)

         Kobe earthquake                     $5,063         $4,000
         Milliken Factory                     4,200          3,300


         The provision for losses and loss expenses includes the effect of foreign exchange movements on PXRE's liability for losses and loss expenses, resulting in a foreign currency exchange gain of $59,000 for the first quarter of 1996 compared to a loss of $300,000 for the first quarter of 1995.

         During the first quarter of 1996, PXRE experienced a deficiency of $980,000 net for prior year losses and loss expenses. The loss ratio for the comparable quarter in 1995 was unfavorably affected by increases to reserves of $820,000 net for prior year losses and loss expenses.

         The underwriting expense ratio was 22.0% for the first quarter of 1996 compared with 11.7% for the comparable quarter of 1995. The increase was substantially due to the increased operating expenses discussed below, increased contingent commission payable to clients related to profitable business and the decline in premiums earned. As a result of the above, the combined ratio was 47.4% for the first quarter of 1996 compared with 57.3% for the comparable period of 1995.

         Other operating expenses increased to $3,185,000 for the first quarter of 1996, including non-recurring expenses amounting to $310,000, from $1,870,000 in the comparable period of 1995. The operating expense increase reflects an increase of $323,000 related to changes in benefit plans, additional staff salaries and increases in other related employee benefits. Included in other operating expenses were foreign currency exchange losses of $36,000 for the first quarter of 1996 compared to gains of $653,000 for the corresponding period of 1995.

         Interest expense decreased to $1,717,000 in the first quarter of 1996 compared to $1,753,000 in the same period of 1995 due to PXRE Reinsurance Company's purchase of $1,925,000 par value of its parent company's 9.75% Senior Notes at prices from 104.625 to 105.0 during the third quarter of 1995.

         Net investment income for the first quarter of 1996 increased 14.1% to $3,911,000 from $3,427,000 for the same period of 1995. The increase in net investment income was caused primarily by an increase in average investments for the first quarter of 1996 compared with the corresponding quarter in the previous year, and by an increase in PXRE's pre-tax investment yield to 6.1% for 1996 compared with 5.7% for 1995 both calculated using amortized cost and gross of investment expenses. The increase is due in part to the sale of municipal securities in the fourth quarter of 1995 and reinvestment in taxable securities. Net realized investment losses for the first quarter of 1996 were $75,000.
There were no realized gains or losses during the first quarter of 1995.

         The net effects of foreign currency exchange fluctuations were gains of $23,000 in the first quarter of 1996 and gains of $353,000 for the comparable quarter of 1995. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

         Net income for the three months ended March 31, 1996 includes $1,293,000 which represents PXRE's approximately 21.9% equity share of TREX's net earnings as compared with $1,259,000 representing PXRE's approximately 21.3% share of TREX's net earnings for the first quarter of 1995.

         For the reasons discussed above, net income was $9,309,000 for the first quarter of 1996 compared to net income of $8,874,000 for the comparable quarter of 1995. Primary net income per common share was $1.05 for the first quarter of 1996 compared to net income per common share of $1.19 for the comparable quarter of 1995 (after provision for cumulative dividends of $500,450 on the Series A Preferred Stock). Because PXRE converted its Series A Preferred Stock into shares of common stock during the second quarter of 1995 there is no preferred dividend in the first quarter of 1996, and average shares outstanding were approximately 8,862,800 in the first quarter of 1996 compared to 7,050,600 in the comparable quarter of 1995. Fully diluted net income per common share was $1.05 for the first quarter of 1996 compared to net income per common share of $1.00 for the comparable quarter of 1995 based on average shares outstanding of approximately 8,881,900 in the first quarter of 1996 and 8,851,900 in the comparable quarter of 1995.


LIQUIDITY AND CAPITAL RESOURCES

         PXRE Corporation (parent company) relies primarily on cash dividends and net tax allocation payments from its subsidiary PXRE Reinsurance to pay its operating expenses and income taxes, to meet its debt service obligations and to pay dividends to PXRE stockholders. The payment of dividends by PXRE Reinsurance to PXRE Corporation is subject to limits imposed under the insurance laws and regulations of Connecticut, the state of incorporation and domicile of PXRE Reinsurance, as well as certain restrictions arising in connection with PXRE Corporation's Senior Notes discussed below. Connecticut insurance law provides that the maximum amount of dividends or other distributions that PXRE Reinsurance may declare or pay to PXRE Corporation within any twelve-month period, without regulatory approval, is limited to the lesser of (a) earned surplus or (b) the greater of 10% of policyholders' surplus at December 31 of the preceding year or 100% of net income for the twelve-month period ending December 31 of the preceding year, all determined in accordance with SAP. Accordingly, the Connecticut insurance laws could limit the amount of dividends available for distribution by PXRE Reinsurance without prior regulatory approval, depending upon a variety of factors outside the control of PXRE, including the frequency and severity of catastrophe and other loss events and changes in the reinsurance market, in the insurance regulatory environment and in general economic conditions. As of December 31, 1995, PXRE Reinsurance had earned surplus of $81,382,000, as defined, and a policyholders' surplus of $250,231,000 and its net income for 1995 was $37,996,000. The maximum amount of dividends or distributions that PXRE Reinsurance may declare and pay in 1996, without regulatory approval, is therefore $37,996,000. During the first quarter of 1996, $4,000,000 in dividends was approved and paid by PXRE Reinsurance to PXRE Corporation.

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

         In the fourth quarter of 1994, PXRE's Board of Directors authorized the repurchase of up to $20 million principal amount of Senior Notes in any one calendar year at below par prices in negotiated or open market transactions. As of December 31, 1994, PXRE had repurchased $5,300,000 principal amount of its Senior Notes at an aggregate cost of $5,275,000. In April 1995, PXRE's Board of Directors authorized such Senior Note repurchases to be made at or above par prices. During the third quarter of 1995, PXRE Reinsurance Company purchased $1,925,000 principal amount of its parent company's Senior Notes at an aggregate cost of $2,016,000. In April 1996, PXRE Reinsurance purchased $2,300,000 par value of its Senior Notes at a premium.

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

         The primary sources of liquidity for PXRE Reinsurance are net cash flow from operating activities (including interest income from investments), the maturity or sale of investments, borrowings, capital contributions and advances from PXRE Corporation (parent company). Funds are applied primarily to the payment of claims, operating expenses, income taxes and to the purchase of investments. Premiums are typically received in advance of related claim payments. Net cash flow provided by operations was $10,648,000 during the first quarter of 1996, compared with net cash flow provided by operations of $13,625,000 during the corresponding period of 1995, due to reduced premiums written and due to the effects of timing of collection of receivables and reinsurance recoverables and payments of losses.

         PXRE's management has established general procedures and guidelines for its investment portfolio and oversees investment management carried out by Phoenix Duff & Phelps Corporation, a public majority-owned subsidiary of Phoenix Home Life Mutual Insurance Company. Although these investment guidelines stress conservation of principal, diversification of risk and liquidity, investments are subject to market-wide risks and fluctuations, as well as to risk inherent in particular securities. At March 31, 1996, PXRE's investment portfolio consisted primarily of fixed maturities and short-term investments. During the latter part of 1995, PXRE invested $5,000,000 in equities. The investment policies and all investments of PXRE are approved by its Board of Directors.

         Of PXRE's fixed maturities portfolio at March 31, 1996, 98.7% of the fair value was in obligations rated "Aaa" or "AAA" by Moody's Investors Service Inc. or Standard & Poor's Corporation, respectively, or in government or government-backed securities. Mortgage-backed and asset-backed securities (principally GNMAs) accounted for 20.8% of fixed maturities based on fair value at March 31, 1996. PXRE has no investments in real estate or commercial mortgage loans. The average market yield to maturity of PXRE's fixed maturities portfolio at March 31, 1996 and 1995 was 5.7% and 5.4%, respectively.

         Fixed maturity investments are reported at fair value, with the net unrealized gain or loss, net of tax, reported as a separate component of stockholders' equity. PXRE recorded directly to equity a $3,500,000 after-tax unrealized decline in the value of its investment portfolio during 1996 reflecting an increase in interest rates during the period. Short-term investments are carried at amortized cost which approximates fair value. PXRE's short-term investments, principally high grade commercial paper, were $38,644,000 at March 31, 1996 compared to $41,722,000 at December 31, 1995. The decrease at March 31, 1996 was principally due to the cash flow requirements arising from the August 1995 hurricanes Marilyn and Luis.

         In November 1993, an initial public offering by TREX, a subsidiary of PXRE, of 5,750,000 shares of Class A Common Stock at $20 per share, was completed. In connection with this offering, PXRE contributed all of the capital stock of Transnational to TREX. TREX, through Transnational, now specializes principally in providing brokered property retrocessional reinsurance and marine and aviation retrocessional reinsurance in the United States and international markets pursuant to the Management Agreement with PXRE. At March 31, 1996, PXRE owned approximately 22.3% of the total issued and outstanding common stock of TREX and is entitled to designate two of TREX's five directors.

         During the fourth quarter of 1995, PXRE raised the quarterly dividend on its Common Stock from $0.15 per share to $0.18 per share. The increase in the dividend will result in an annual additional outlay of approximately $1,049,400. The expected annual dividend based on shares outstanding at March 31, 1996 will be approximately $6,301,000.

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

         Book value per common share was $24.60 at March 31, 1996.

         At March 31, 1995 there were 238,755 shares of treasury stock. In addition, in April 1995, PXRE's Board of Directors authorized the repurchase of up to 700,000 shares of its common stock from time-to-time in open market or private block purchase transactions. From inception of this repurchase plan through March 1996, PXRE repurchased 25,000 of the 700,000 shares authorized at a cost of $625,000.

         In March 1995, PXRE and TREX entered into a joint venture arrangement to trade in catastrophe futures and options contracts on the Chicago Board of Trade ("CBOT"). PXRE and TREX have each committed $2.5 million to this venture. Although the joint venture has developed a number of trading strategies, the low level of activity in the CBOT market for catastrophe futures has kept trade volume to a minimum through March 31, 1996.

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

         All amounts classified as reinsurance recoverable at March 31, 1996, are considered by management of PXRE to be collectible in all material respects.


INCOME TAXES

         PXRE's effective tax rate for the first quarter of 1996 and 1995 was 31.8% and 31.7%, respectively, which differs from the statutory rate principally due to tax exempt income, dividend received deduction and state and local taxes.

                           PART II. OTHER INFORMATION


Item 5. Other Information

         On May 10, 1996, PXRE delivered to Transnational Re a proposal for a strategic business combination of PXRE and Transnational Re on a tax-free basis. Under the proposal, PXRE would enter into a merger agreement with Transnational Re pursuant to which PXRE Corporation, or a new organized subsidiary of PXRE, would exchange 0.98 shares of PXRE common stock for each share of Transnational Re Class A common stock, $.01 par value.

         The proposal is conditioned upon the negotiation and execution of a definitive merger agreement mutually satisfactory to PXRE and Transnational Re and is further conditioned upon the effectiveness of the registration of PXRE securities to be issued in the merger, the receipt of all regulatory approvals and third-party consents necessary or advisable to accomplish the transaction and approvals by the boards of directors of PXRE and Transnational Re (including a committee of Transnational Re's independent directors) and by the shareholders of both companies.


Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits:

            2. The proposal letter of PXRE Corporation dated May 10, 1996 referred to in Item 5 hereof is attached hereto as Exhibit 2.

        (b) Reports on Form 8-K:

            None

                           PART II. OTHER INFORMATION


                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report or amendment thereto to be signed on its behalf by the undersigned thereunto duly authorized.




                                       PXRE CORPORATION


May 14, 1996                           By:  /s/  Sanford M. Kimmel
                                          --------------------------------
                                            Sanford M. Kimmel
                                            Senior Vice President, Treasurer
                                            and Chief Financial Officer