Form 10-Q
period 1996-06-30
PXRE CORP
filed 1996-08-13
CIK 799721

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                ----------------


                                    FORM 10-Q

    [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED       JUNE 30, 1996
                                                    -----------------
                                       OR

    [    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM _____________________  TO _________________


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

                                 (908) 906-8100
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---      ---
        As of August 13, 1996, 8,773,350 shares of common stock, $.01 par value per share, of the Registrant were outstanding.

================================================================================

                                    PXRE CORPORATION

                                         INDEX

PART I.  FINANCIAL INFORMATION

     Consolidated Balance Sheets at June 30, 1996
        and December 31, 1995                                             3


     Consolidated Statements of Income for the three and
        six months ended June 30, 1996 and 1995                           4

     Consolidated Statements of Stockholders' Equity for the three and
        six months ended June 30, 1996 and 1995                           5

     Consolidated Statements of Cash Flow for the three and
        six months ended June 30, 1996 and 1995                           6


     Notes to Consolidated Interim Financial Statements                   7


     Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                        10

PART II.  OTHER INFORMATION                                              25



PXRE                Consolidated Balance Sheets
Corporation         (Unaudited)


                                                                                                  June 30,           December 31,
                                                                                                    1996                 1995
                                                                                                    ----                 ----
Assets              Investments:

                      Fixed maturities, available for sale, at fair value (amortized
                         cost $233,269,000 and $216,348,000, respectively)                   $  230,528,548         $  221,356,767
                      Equity securities, at fair value (cost $5,000,000)                          5,467,402              5,172,428
                      Short-term investments                                                     22,981,818             41,721,656
                                                                                                 ----------             ----------
                        Total investments                                                       258,977,768            268,250,851
                    Cash                                                                          3,772,849                838,548
                    Accrued investment income                                                     3,577,163              3,343,505
                    Receivables:
                      Unreported premiums                                                        17,477,136             23,376,727
                      Balances due from intermediaries and brokers                                7,616,835              6,335,593
                      Other receivables                                                           5,061,245              4,175,443
                    Reinsurance recoverable:  TREX                                               13,812,705              8,966,592
                                              Non-affiliates                                     19,286,768             25,130,816
                    Ceded unearned premiums                                                       5,586,692              5,433,030
                    Deferred acquisition costs                                                    1,238,782              1,564,926
                    Income tax recoverable                                                        3,312,139                479,473
                    Investment in equity of TREX                                                 37,308,186             36,003,384
                    Receivable from TREX                                                            339,886                446,799
                    Other assets                                                                  8,941,449              9,119,750
                                                                                             --------------          -------------
                        Total assets                                                         $  386,309,603          $ 393,465,437
                                                                                             --------------          -------------

Liabilities         Losses and loss expenses                                                 $   66,509,153          $  72,718,914
                    Unearned premiums                                                            13,406,150             13,685,391
                    Reinsurance balances payable:  TREX                                           9,183,328              5,647,532
                                                   Non-affiliates                                 4,907,513              8,698,862
                    Notes payable                                                                65,475,000             67,775,000
                    Deferred income tax payable                                                     959,700              3,653,102
                    Payable for securities                                                                0              2,496,232
                    Other liabilities                                                             6,655,070              7,628,228
                                                                                                -----------              ---------
                        Total liabilities                                                       167,095,914            182,303,261
                                                                                             --------------          -------------

Stockholders'       Serial preferred stock, $.01 par value --
equity                500,000 shares authorized; 0 shares issued and outstanding                          0                      0
                    Common stock, $.01 par value --
                      20,000,000 shares authorized; 9,016,474 and 8,983,896 shares issued            90,164                  89,839
                    Additional paid-in capital                                                  118,509,473             117,668,048
                    Net unrealized (depreciation) appreciation on investments, net of
                     deferred income tax (benefit) expense of ($796,000) and $1,813,000          (1,568,130)              3,782,500
                    Retained earnings                                                           105,220,515              91,882,834
                    Treasury stock at cost (244,476 and 238,755 shares)                          (2,177,714)             (1,719,459)
                    Restricted stock at cost (53,279 and 34,000 shares)                            (860,619)               (541,586)
                                                                                                -----------            ------------
                      Total stockholders' equity                                                219,213,689             211,162,176
                                                                                                -----------            ------------
                        Total liabilities and stockholders' equity                           $  386,309,603            $393,465,437
                                                                                             --------------            ------------
                                                                                             --------------            ------------



        The accompanying notes are an integral part of these statements.

PXRE                    Consolidated Statements of Income
Corporation             (Unaudited)



                                                                  Three Months Ended                    Six Months Ended
                                                                      June 30,                               June 30,
                                                               1996           1995                    1996             1995
                                                               ----           ----                    ----             ----
Revenues        Net premiums earned                      $  17,099,362    $25,142,048            $ 36,519,763     $ 48,698,149
                Net investment income                        4,198,688      3,503,210               8,110,158        6,930,657
                Net realized investment losses                (100,752)      (768,280)               (175,689)        (768,280)
                Management fees :  TREX                        634,933        849,319               1,341,761        1,672,263
                                   Non-affiliate               632,341        477,956               2,397,739        1,676,152
                                                         -------------    -----------            ------------      -----------
                                                            22,464,572     29,204,253              48,193,732       58,208,941
                                                         -------------    -----------            ------------      -----------

Losses and      Losses and loss expenses incurred            4,160,747      4,249,959               9,100,421       15,000,583
expenses        Commissions and brokerage                    3,083,632      3,663,308               6,639,221        6,566,651
                Other operating expenses                     3,341,610      3,191,706               6,526,332        5,061,355
                Interest expense                             1,887,115      1,779,218               3,604,238        3,531,929
                                                         -------------    -----------            ------------      -----------
                                                            12,473,104     12,884,191              25,870,212       30,160,518
                                                         -------------    -----------            ------------      -----------

                Income before income taxes and equity
                 in net earnings of TREX                     9,991,468     16,320,062             22,323,520        28,048,423
                Equity in net earnings of TREX                 690,932      1,786,463              1,984,120         3,045,694
                Income tax provision                         3,497,000      5,656,000              7,813,000         9,770,000
                                                         -------------    -----------            ------------      -----------
                Net income                               $   7,185,400    $12,450,525            $16,494,640      $ 21,324,117
                                                         -------------    -----------            ------------      -----------
                                                         -------------    -----------            ------------      -----------

                Preferred stock dividend                 $           0    $    98,478            $         0      $    598,928
                                                         -------------    -----------            ------------      -----------
                                                         -------------    -----------            ------------      -----------

                Operating income available to
                  common stockholders                    $  7,185,400     $12,352,047            $16,494,640      $ 20,725,189
                                                         -------------    -----------            ------------      -----------
                                                         -------------    -----------            ------------      -----------

Per share       Primary:
                  Net income                             $       0.81     $      1.48            $      1.86      $       2.70
                                                         -------------    -----------            ------------      -----------
                                                         -------------    -----------            ------------      -----------
                  Average shares outstanding                8,878,482       8,341,774              8,866,591         7,684,412
                                                         -------------    -----------            ------------      -----------
                                                         -------------    -----------            ------------      -----------

                Fully diluted:
                  Net income                             $       0.81     $      1.41            $      1.86      $      2.41
                                                         -------------    -----------            ------------      -----------
                                                         -------------    -----------            ------------      -----------
                  Average shares outstanding                8,878,482       8,842,170              8,876,136        8,835,606
                                                         -------------    -----------            ------------      -----------
                                                         -------------    -----------            ------------      -----------





         The accompanying notes are an integral part of these statements

PXRE                    Consolidated Statements of Stockholders' Equity
Corporation             (Unaudited)



                                                                    Three Months Ended                      Six Months Ended
                                                               June 30,              June 30,         June 30,          June 30,
                                                                 1996                  1995             1996              1995
                                                                 ----                  ----             ----              ----
Common stock:         Balance at beginning of period        $     90,151          $     72,002     $     89,839      $     69,216
                      Issuance of shares                              13                17,614              325            20,400
                                                            ------------          ------------     ------------      ------------
                        Balance at end of period            $     90,164          $     89,616     $     90,164      $     89,616
                                                            ------------          ------------     ------------      ------------
                                                            ------------          ------------     ------------      ------------

Preferred stock:      Balance at beginning of period        $          0          $         86     $          0      $        100
                      Conversion of shares                             0                   (86)               0              (100)
                                                            ------------          ------------     ------------      ------------
                        Balance at end of period            $          0          $          0     $          0      $          0
                                                            ------------          ------------     ------------      ------------
                                                            ------------          ------------     ------------      ------------

Additional            Balance at beginning of period        $118,126,189          $116,929,101     $117,668,048      $116,888,369
paid-in capital:      Issuance of common shares                  383,284               378,818          684,298           413,158
                      Conversion of preferred shares                   0               (17,514)               0           (20,260)
                      Other                                            0                 1,773          157,127            10,911
                                                            ------------          ------------     ------------      ------------
                        Balance at end of period            $118,509,473          $117,292,178     $118,509,473      $117,292,178
                                                            ------------          ------------     ------------      ------------
                                                            ------------          ------------     ------------      ------------

Unrealized            Balance at beginning of period        $    282,117          $ (2,700,973)    $  3,782,500      $ (5,976,354)
appreciation          Change in fair value for the period     (1,656,463)            3,385,431       (4,845,405)        6,198,338
(depreciation)        Equity in net change in TREX
on investments:       (depreciation) appreciation               (193,784)              417,750         (505,225)          880,224
                                                            ------------          ------------     ------------      ------------
                        Balance at end of period            $ (1,568,130)        $   1,102,208     $ (1,568,130)     $  1,102,208
                                                            ------------          ------------     ------------      ------------
                                                            ------------          ------------     ------------      ------------

Retained earnings:    Balance at beginning of period        $ 99,617,739         $  65,265,720     $ 91,882,834      $ 57,933,848
                      Net income                               7,185,400            12,450,525       16,494,640        21,324,117
                      Dividends paid to common stockholders   (1,582,624)           (1,311,410)      (3,156,959)       (2,352,680)
                      Dividends accrued to preferred
                        stockholders                                   0               (98,478)               0          (598,928)
                                                            ------------          ------------     ------------      ------------
                        Balance at end of period            $105,220,515         $  76,306,357     $105,220,515      $ 76,306,357
                                                            ------------          ------------     ------------      ------------
                                                            ------------          ------------     ------------      ------------

Restricted stock:     Balance at beginning of period        $   (471,674)        $    (253,772)    $  (541,586)      $   (283,550)
                      Issuance of restricted stock              (501,027)             (499,005)       (501,027)          (499,005)
                      Amortization of restricted stock           112,082                71,367         181,994            101,145
                                                            ------------          ------------     ------------      ------------
                        Balance at end of period           $    (860,619)        $    (681,410)    $  (860,619)      $   (681,410)
                                                            ------------          ------------     ------------      ------------
                                                            ------------          ------------     ------------      ------------

Treasury stock:       Balance at beginning of period        $ (2,344,459)        $  (1,860,687)    $(1,719,459)      $ (1,860,687)
                      Repurchase of common stock                       0                     0        (625,000)                 0
                      Issuance of treasury stock                 166,745               141,228         166,745            141,228
                                                            ------------          ------------     ------------      ------------
                        Balance at end of period            $ (2,177,714)        $  (1,719,459)    $(2,177,714)      $ (1,719,459)
                                                            ------------          ------------     ------------      ------------
                                                            ------------          ------------     ------------      ------------
Total                 Balance at beginning of period        $215,300,063         $ 177,451,477     $211,162,176      $166,770,942
stockholders'         Issuance of common shares                  383,297               396,432          684,623           433,558
equity:               Conversion of preferred stock                    0               (17,600)               0           (20,360)
                      Issuance of treasury stock                 166,745               141,228          166,745           141,228
                      Repurchase of common stock                       0                     0         (625,000)                0
                      Restricted stock                          (388,945)             (427,638)        (319,033)         (397,860)
                      Unrealized (depreciation) appreciation
                        on investments net of deferred
                        income tax                            (1,850,247)            3,803,181       (5,350,630)        7,078,562
                      Net income                               7,185,400            12,450,525       16,494,640        21,324,117
                      Dividends                               (1,582,624)           (1,409,888)      (3,156,959)       (2,951,608)
                      Other                                            0                 1,773          157,127            10,911
                                                            ------------          ------------     ------------      ------------
                        Balance at end of period            $219,213,689         $ 192,389,490     $219,213,689      $192,389,490
                                                            ------------          ------------     ------------      ------------
                                                            ------------          ------------     ------------      ------------




        The accompanying notes are an integral part of these statements.

PXRE                     Consolidated Statements of Cash Flow
Corporation              (Unaudited)



                                                                           Three Months Ended                Six Months Ended
                                                                                June 30,                          June 30,
                                                                           1996           1995             1996            1995
                                                                           ----           ----             ----            -----

Cash flow        Net income                                          $  7,185,400   $ 12,450,525     $ 16,494,640    $ 21,324,117
from operating   Adjustments to reconcile net income to net cash
activities       provided by operating activities:
                   Losses and loss expenses                             1,598,017     (4,117,485)      (6,209,761)     (6,681,867)
                   Unearned premiums                                   (6,358,973)    (7,435,829)        (432,903)      5,008,518
                   Deferred acquisition costs                             714,143        676,264          326,144        (804,340)
                   Receivables                                          6,066,776      1,146,746        3,839,459      (7,844,267)
                   Reinsurance balances payable                        (4,249,699)    (7,311,824)        (255,552)     (3,170,756)
                   Reinsurance recoverable                             (2,279,336)     1,925,610          997,935       6,784,202
                 Income tax recoverable/payable                        (6,696,230)    (3,908,087)      (1,715,840)       (707,431)
                 Equity in net earnings of TREX                          (674,060)    (1,859,930)      (1,810,026)     (2,992,045)
                 Other                                                  3,762,288      2,806,568       (1,518,158)     (2,918,120)
                                                                     ------------   ------------     ------------    ------------
                 Net cash (used) provided by operating activities       (931,674)     (5,627,442)       9,715,938       7,998,011
                                                                     ------------   ------------     ------------    ------------

Cash flow        Cost of fixed maturity investments                  (10,615,322)    (72,873,047)     (30,193,920)    (77,715,344)
from investing   Fixed maturity investments matured/disposed           7,169,406      68,181,955       13,041,164      91,965,899
activities       Payable for securities                               (7,359,914)              0       (2,496,226)              0
                 Investment in joint venture                                   0               0                0      (2,000,000)
                 Net change in short-term investments                 15,661,807      13,156,849       18,739,838     (13,870,222)
                                                                     ------------   ------------     ------------    ------------
                   Net cash provided (used) by investing
                    activities                                         4,855,977       8,465,757        (909,144)      (1,619,667)
                                                                     ------------   ------------     ------------    ------------

Cash flow        Proceeds from issuance of common stock                   49,015          21,055         350,341           55,432
from financing   Cash dividends paid to preferred stockholders                 0        (432,611)              0         (933,061)
activities       Cash dividends paid to common stockholders           (1,582,624)     (1,311,457)     (3,156,959)      (2,352,727)
                 Repurchase of debt                                   (2,440,875)              0      (2,440,875)               0
                 Cost of treasury stock                                        0               0        (625,000)               0
                                                                     ------------   ------------     ------------     ------------
                   Net cash used by financing activities              (3,974,484)     (1,723,013)     (5,872,493)      (3,230,356)
                                                                     ------------   ------------     ------------     ------------

                 Net change in cash                                      (50,181)      1,115,302       2,934,301        3,147,988
                 Cash, beginning of period                             3,823,030       2,421,935         838,548          389,249
                                                                     ------------   ------------     ------------     ------------
                 Cash, end of period                                 $ 3,772,849    $  3,537,237     $ 3,772,849      $ 3,537,237
                                                                     ------------   ------------     ------------     ------------
                                                                     ------------   ------------     ------------     ------------




        The accompanying notes are an integral part of these statements.

PXRE     NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
Corporation
- --------------------------------------------------------------------------------


1.  BASIS OF PRESENTATION

        The accompanying interim consolidated financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP"). These statements reflect the consolidated operations of PXRE Corporation and its subsidiaries PXRE Reinsurance Company and PXRE Trading Corporation (collectively referred to as "PXRE"). All material transactions between the consolidated companies have been eliminated in preparing these financial statements.

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

PXRE     NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
Corporation
- --------------------------------------------------------------------------------


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

7.  TREASURY STOCK

        In April 1995, PXRE was authorized to repurchase up to 700,000 shares of its stock. From inception of this repurchase plan through June 30, 1996, PXRE repurchased 25,000 of the 700,000 shares authorized at a cost of $625,000.

PXRE     NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
Corporation
- --------------------------------------------------------------------------------


8.  PROPOSED TRANSACTION

        In May 1996, PXRE delivered to Transnational Re Corporation ("Transnational Re") a proposal for a strategic business combination of PXRE and Transnational Re on a tax-free basis. Under the proposal, PXRE would enter into a merger agreement with Transnational Re pursuant to which PXRE Corporation, or a newly organized subsidiary of PXRE, would exchange shares of PXRE common stock for each share of Transnational Re common stock, $.01 par value.

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

        Merger discussions are ongoing.

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

        At June 30, 1996, PXRE was a party to three such retrocessional arrangements. One such arrangement is with a group of insurers and reinsurers referred to as the AMA, another is with Trenwick America Reinsurance Corporation ("Trenwick Group") and a third arrangement is with Investors Reinsurance Ltd. ("Investors Re"), a Barbados company. Under these arrangements which were renewed or commenced effective January 1, 1996, PXRE cedes some of its underwritten risks to the participants, subject to maximum aggregate liabilities per reinsurance program (approximately $1,200,000 in the case of the AMA, approximately $3,000,000 in the case of Trenwick Group and $620,000 in the case of Investors Re). PXRE receives a management fee or commission of 5% of premiums ceded (4.2% for Investors Re) and a percentage of any ultimate underwriting profits in connection with the reinsurance ceded. Such percentage of ultimate underwriting profits is subject to adjustment based on cumulative experience. Future management fee income is dependent upon the amount of business ceded to the participants and the profitability of that business.

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

        The Management Agreement has an initial term ending December 31, 1998, and is scheduled to renew for successive three-year terms unless either PXRE gives or TREX and Transnational give at least one year advance written notice of non-renewal. The Management Agreement may be terminated by TREX and Transnational if Transnational's gross premiums written for a calendar year fall below specified levels.

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

        Premiums on reinsurance business assumed are recorded as earned on a pro rata basis over the contract period based upon estimated subject premiums. Management must estimate the subject premiums associated with the treaties in order to determine the level of earned premiums for a reporting period. Such estimates are based on information from brokers which can be subject to change as new information becomes available. Because of the inherent uncertainty in this process, there is the risk that premiums and related receivable balances may turn out to be higher or lower than reported.

        Although PXRE's investment guidelines stress conservation of principal, diversification of risk, and liquidity, investments are subject to market-wide risks and fluctuations, as well as to risk inherent in particular securities. Accordingly, the estimated fair value of PXRE's investments does not necessarily represent the amount which could be realized upon future sale particularly if PXRE were required to liquidate a substantial portion of its portfolio to fund catastrophic losses. In addition, PXRE's investment in and receivables from TREX amount to approximately $51,461,000 at June 30, 1996, which represent 13.3% of its total assets and 23.5% of its stockholders' equity.

        Premium receivables and loss reserves include business denominated in currencies other than U.S. dollars. PXRE is exposed to the possibility of significant claims in currencies other than U.S. dollars. While PXRE holds positions denominated in foreign currencies to mitigate the effects of currency fluctuations on its results of operations, it does not hedge its currency exposures before a catastrophic event which may produce a claim.

        PXRE Corporation (parent company) relies primarily on cash dividends and net tax allocation payments from its subsidiary PXRE Reinsurance to pay its operating expenses, to meet its debt service obligations and to pay common stock dividends to PXRE's stockholders. The payment of dividends by PXRE Reinsurance to PXRE Corporation (parent company) is subject to limits imposed under the insurance laws and regulations of Connecticut, the state of incorporation and domicile of PXRE Reinsurance, as well as, certain restrictions arising in connection with PXRE Corporation's (parent company) outstanding indebtedness.

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

COMPARISON OF SECOND QUARTER RESULTS FOR
1996 WITH 1995



                                          Three Months Ended June  30,     Increase/
                                             1996          1995           (Decrease)
                                             ----          ----           ----------
                                               (in thousands)                  %
      Gross premiums written                $  19,799     $  27,038          (26.8)

      Ceded premiums:

        Managed business participants           3,207         4,518          (29.0)
        TREX Management Agreement               4,382         3,750           16.9
        Catastrophe coverage                    1,487         1,257           18.3
        Other                                     (17)         (193)          91.2
                                             ---------      -------
          Total reinsurance premiums
           ceded                                9,059         9,332           (2.9)
                                             ---------      -------

        Net premiums written                $  10,740     $  17,706          (39.3)
                                             ---------      -------
                                             ---------      -------


        Net premiums written for the three months ended June 30, 1996 decreased 39.3% to $10,740,000 from $17,706,000 for the corresponding period of 1995. Gross premiums written for the second quarter of 1996 decreased 26.8% to $19,799,000 from $27,038,000 for the comparable period of 1995. Net premiums earned for the second quarter of 1996 decreased 32.0% to $17,099,000 from $25,142,000 in the year-earlier period. Gross written, net written and net earned premiums for the second quarter of 1996 declined from prior-year levels as PXRE continued its planned response to the increased competitive trends that have characterized the property catastrophe and marine reinsurance markets since the end of 1994. Second quarter net premiums written were, as expected, significantly less than those of the first quarter of 1996 since a substantial portion of PXRE's written premiums in the first quarter represented semi-annual premium payments.

        Premiums ceded by PXRE to its managed business participants decreased 29.0% to $3,207,000 for the second quarter of 1996 compared with $4,518,000 for the corresponding period of 1995. The decrease in premiums ceded to these programs was due to the decrease in the amount of premiums written by PXRE on behalf of the managed business participants. During the second quarter of 1996, pursuant to the Management Agreement, PXRE also ceded $4,382,000 of premiums to Transnational in lieu of direct reinsurance writings by Transnational as compared with $3,750,000 in the same period of 1995. Management fee income from all sources for the second quarter of 1996 decreased 4.5% to $1,267,000 from $1,327,000 for the corresponding period of 1995. The decrease was due to both the decline in premiums and the loss activity for the quarter which resulted in decreased profitability of business ceded to PXRE's managed business participants.

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

        The loss ratio was 24.3% for the second quarter of 1996 compared with 16.9% for the comparable quarter in 1995. The loss ratio for the second quarter of 1996 reflected incurred catastrophe losses of $10,053,000 gross and $4,121,000 net for 1996 and prior accident years as compared with $4,127,000 gross and $2,369,000 net in the same period of 1995 for 1995 and prior accident years.

        Significant losses affecting the second quarter 1996 loss ratio are as follows:


                                                            Amount of Losses
        Loss Event                                         Gross           Net
        ----------                                         -----           ---
                                                              (in thousands)
        Hurricane Luis                                     $6,313        $2,531
        Large risk losses                                   2,849           961
        Hurricane Marilyn                                   1,166           824



        Significant losses affecting the second quarter 1995 loss ratio are as follows:


                                                            Amount of Losses
        Loss Event                                         Gross           Net
        ----------                                         -----           ---
                                                              (in thousands)
        Northridge Earthquake                             $3,770         $2,313


        The provision for losses and loss expenses includes the effect of foreign exchange movements on PXRE's liability for losses and loss expenses, resulting in a foreign currency exchange gain of $25,000 for the second quarter of 1996 compared to a gain of $157,000 for the second quarter of 1995.

        During the second quarter of 1996, PXRE experienced a deficiency of $3,434,000 net for prior year losses and loss expenses primarily due to development on Hurricanes Marilyn and Luis, which are now expected to have exceeded specified market loss thresholds. The loss ratio for the comparable quarter in 1995 was unfavorably affected by increases to reserves of $1,936,000 net for prior year losses and loss expenses.

        The underwriting expense ratio was 30.2% for the second quarter of 1996 compared with 22.0% for the comparable quarter of 1995. The increase was substantially due to increased operating expenses and the decline in premiums earned. As a result of the above, the combined ratio was 54.5% for the second quarter of 1996 compared with 38.9% for the comparable period of 1995.

        Other operating expenses increased to $3,342,000 for the second quarter of 1996 from $3,192,000 in the comparable period of 1995. Included in other operating expenses were foreign currency exchange losses of $129,000 for the second quarter of 1996 compared to gains of $196,000 for the corresponding period of 1995.

        Interest expense increased to $1,887,000 in the second quarter of 1996 compared to $1,779,000 in the same period of 1995 due to PXRE Reinsurance Company's purchase of $2,300,000 par value of its parent company's 9.75% Senior Notes during the second quarter of 1996 at a premium above par of $141,000.

        Net investment income for the second quarter of 1996 increased 19.9% to $4,199,000 from $3,503,000 for the same period of 1995. The increase in net investment income was caused primarily by an increase in average investments for the second quarter of 1996 compared with the corresponding quarter in the previous year, and by an increase in PXRE's pre-tax investment yield to 6.6% for the second quarter of 1996 compared with 5.9% for the same period of 1995, both calculated using amortized cost and investment income gross of investment expenses. The increase is due in part to the sale of municipal securities in the fourth quarter of 1995 and reinvestment in taxable securities. Net realized investment losses for the second quarter of 1996 were $101,000 compared to losses of $768,000 for the second quarter of 1995.

        The net effects of foreign currency exchange fluctuations were losses of $104,000 in the second quarter of 1996 and gains of $353,000 for the comparable quarter of 1995.

        Net income for the three months ended June 30, 1996 includes $691,000 which represents PXRE's approximately 22.2% equity share of TREX's net earnings as compared with $1,786,000 representing PXRE's approximately 21.8% share of TREX's net earnings for the second quarter of 1995.

        For the reasons discussed above, net income was $7,185,000 for the second quarter of 1996 compared to net income of $12,451,000 for the comparable quarter of 1995. Primary net income per common share was $0.81 for the second quarter of 1996 compared to net income per common share of $1.48 for the comparable quarter of 1995 (after provision for cumulative dividends of $98,478 on the Series A Preferred Stock). Because PXRE converted its Series A Preferred Stock into shares of common stock during the second quarter of 1995 there is no preferred dividend in the second quarter of 1996, and average shares outstanding were approximately 8,878,500 in the second quarter of 1996 compared to 8,341,800 in the comparable quarter of 1995. Fully diluted net income per common share was $0.81 for the second quarter of 1996 compared to net income per common share of $1.41 for the comparable quarter of 1995 based on average shares outstanding of approximately 8,878,500 in the second quarter of 1996 and 8,842,100 in the comparable quarter of 1995.

COMPARISON OF YEAR-TO-DATE RESULTS FOR
1996 WITH 1995



                                           Six Months Ended June 30,         Increase/
                                              1996            1995           (Decrease)
                                              ----            ----           ----------
                                                 (in thousands)                  %

      Gross premiums written                  $  61,652        $  83,233        (25.9)

      Ceded premiums:
        Managed business participants            11,462           13,978        (18.0)
        TREX Management Agreement                11,504           12,458         (7.7)
        Catastrophe coverage                      2,617            3,467        (24.5)
        Other                                       (18)            (179)        89.9
                                              ---------         -------
          Total reinsurance premiums ceded       25,565           29,724        (14.0)
                                              ---------         -------
      Net premiums written                    $  36,087        $  53,509        (32.6)
                                              ---------         -------
                                              ---------         -------


        Net premiums written for the six months ended June 30, 1996 decreased 32.6% to $36,087,000 from $53,509,000 for the corresponding period of 1995. Gross premiums written for the first six months of 1996 decreased 25.9% to $61,652,000 from $83,233,000 for the comparable period of 1995. Net premiums earned for the six months ended June 30, 1996 decreased 25.0% to $36,520,000 from $48,698,000 in the year-earlier period. Gross written, net written and net earned premiums for the first six months of 1996 declined from prior-year levels as PXRE continued its planned response to the increased competitive trends that have characterized the property catastrophe and marine reinsurance markets since the end of 1994. Net premiums written and earned were also adversely affected by a $1,333,000 reduction in reinstatement premiums resulting from a reduced level of loss activity in the first six months of 1996, as well as by $1,264,000 of cessions related to the new retrocessional arrangement with Investors Re.

        Premiums ceded by PXRE to its managed business participants decreased 18.0% to $11,462,000 for 1996 compared with $13,978,000 for 1995. The decrease in premiums ceded to these programs was due to the decrease in the amount of premiums written by PXRE on behalf of the managed business participants. During the first six months of 1996, pursuant to the Management Agreement, PXRE also ceded $11,504,000 of premiums compared to $12,458,000 during the corresponding period of 1995 to Transnational in lieu of direct reinsurance writings by Transnational. Management fee income from all sources for the six months ended June 30, 1996 increased 11.7% to $3,740,000 from $3,348,000 for the comparable period of 1995 reflecting higher profit commissions resulting from a lower level of loss activity in 1996, offset by a lower level of management fee income caused by a decline of premiums.

        The loss ratio was 24.9% for the first six months of 1996 compared with 30.8% for the corresponding period of 1995. The loss ratio for the first six months of 1996 reflected incurred catastrophe losses of $11,586,000 gross and $4,810,000 net for 1996 and prior accident years as compared with $11,529,000 gross and $7,065,000 net in the same period of 1995 for 1995 and prior accident years.

        Significant losses affecting the six months ended June 30, 1996 loss ratio are as follows:



                                                            Amount of Losses
        Loss Event                                         Gross           Net
        ----------                                         -----           ---
                                                              (in thousands)
        Hurricane Luis                                     $6,313        $2,531
        Large risk losses                                   2,849           961
        Hurricane Marilyn                                   2,149           824



        Significant losses affecting the same period of 1995 loss ratio are as follows:


                                                            Amount of Losses
        Loss Event                                         Gross           Net
        ----------                                         -----           ---
                                                              (in thousands)
        Northridge Earthquake                             $5,657        $3,482
        Kobe Earthquake                                    5,063         4,000
        Risk losses                                        4,600         3,835



        The provision for losses and loss expenses includes the effect of foreign exchange movements on PXRE's liability for losses and loss expenses, resulting in a foreign currency exchange gain of $84,000 for the first six months of 1996 compared to a loss of $143,000 for the corresponding period of 1995.

        During 1996, PXRE experienced a deficiency of $4,414,000 net for prior year losses and loss expenses primarily due to development on Hurricanes Marilyn and Luis, which are now expected to have exceeded specified market loss thresholds. The loss ratio for the comparable period in 1995 was unfavorably affected by increases to reserves of $2,756,000 net for prior year losses and loss expenses.

        The underwriting expense ratio was 25.8% for the six months ended June 30, 1996 compared with 17.0% for the comparable period of 1995. The increase was substantially due to the increased operating expenses discussed below and the decline in premiums earned. As a result of the above, the combined ratio was 50.7% for the first six months of 1996 compared with 47.8% for the corresponding period of 1995.

        Other operating expenses increased to $6,526,000 for the six months ended June 30, 1996, including non-recurring expenses amounting to $448,000, from $5,061,000 in the comparable period of 1995. The operating expense increase reflects an increase of $283,000 related to changes in benefit plans, additional staff salaries and increases in other related employee benefits. Included in other operating expenses were foreign currency exchange losses of $166,000 for 1996 compared to gains of $849,000 for the corresponding period of 1995.

        Interest expense increased to $3,604,000 in the first six months of 1996 compared to $3,532,000 in the same period of 1995 due to PXRE Reinsurance Company's purchase of $2,300,000 par value of its parent company's 9.75% Senior Notes during the second quarter of 1996 at a premium above par of $141,000.

        Net investment income for the six months ended June 30, 1996 increased 17.0% to $8,110,000 from $6,931,000 for the same period of 1995. The increase in net investment income was caused primarily by an increase in average investments for the first six months of 1996 compared with the corresponding period in the previous year, and by an increase in PXRE's pre-tax investment yield to 6.4% for 1996 compared with 5.8% for 1995 both calculated using amortized cost and investment income gross of investment expenses. The increase is due in part to the sale of municipal securities in the fourth quarter of 1995 and reinvestment in taxable securities. Net realized investment losses for the six months ended June 30, 1996 were $176,000 compared with net realized losses of $768,000 for the comparable period in 1995.

        The net effects of foreign currency exchange fluctuations were losses of $82,000 in the six months ended June 30, 1996 and gains of $706,000 for the comparable period of 1995.

        Net income for the six months ended June 30, 1996 includes $1,984,000 which represents PXRE's approximately 22.1% equity share of TREX's net earnings as compared with $3,046,000 representing PXRE's approximately 21.8% share of TREX's net earnings for the comparable period of 1995.

        For the reasons discussed above, net income was $16,495,000 for the six months ended June 30, 1996 compared to net income of $21,324,000 for the comparable period of 1995. Primary net income per common share was $1.86 for the six months ended June 30, 1996 compared to net income per common share of $2.70 for the comparable period of 1995 (after provision for cumulative dividends of $598,928 on the Series A Preferred Stock). Because PXRE converted its Series A Preferred Stock into shares of common stock during the second quarter of 1995 there is no preferred dividend in the first six months of 1996, and average shares outstanding were approximately 8,866,600 in the six months ended June 30, 1996 compared to 7,684,400 in the comparable period of 1995. Fully diluted net income per common share was $1.86 for the six months ended June 30 1996 compared to net income per common share of $2.41 for the comparable period of 1995 based on average shares outstanding of approximately 8,876,100 in 1996 and 8,835,600 in 1995.

LIQUIDITY AND CAPITAL RESOURCES

        PXRE Corporation (parent company) relies primarily on cash dividends and net tax allocation payments from its subsidiary PXRE Reinsurance to pay its operating expenses and income taxes, to meet its debt service obligations and to pay dividends to PXRE stockholders. The payment of dividends by PXRE Reinsurance to PXRE Corporation is subject to limits imposed under the insurance laws and regulations of Connecticut, the state of incorporation and domicile of PXRE Reinsurance, as well as, certain restrictions arising in connection with PXRE Corporation's Senior Notes discussed below. Connecticut insurance law provides that the maximum amount of dividends or other distributions that PXRE Reinsurance may declare or pay to PXRE Corporation within any twelve-month period, without regulatory approval, is limited to the lesser of (a) earned surplus or (b) the greater of 10% of policyholders' surplus at December 31 of the preceding year or 100% of net income for the twelve-month period ending December 31 of the preceding year, all determined in accordance with SAP. Accordingly, the Connecticut insurance laws could limit the amount of dividends available for distribution by PXRE Reinsurance without prior regulatory approval, depending upon a variety of factors outside the control of PXRE, including the frequency and severity of catastrophe and other loss events and changes in the reinsurance market, in the insurance regulatory environment and in general economic conditions. As of December 31, 1995, PXRE Reinsurance had earned surplus of $81,382,000, as defined, and a policyholders' surplus of $250,231,000 and its net income for 1995 was $37,996,000. The maximum amount of dividends or distributions that PXRE Reinsurance may declare and pay in 1996, without regulatory approval, is therefore $37,996,000. During the first six months of 1996, $4,000,000 in dividends was approved and paid by PXRE Reinsurance to PXRE Corporation.

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

        In August 1993, PXRE Corporation (parent company) completed a public offering of $75,000,000 principal amount of 9.75% Senior Notes due August 15, 2003. Interest is payable on the Senior Notes semi-annually. Interest expense, including amortization of debt offering costs, for 1995 in respect of the Senior Notes amounted to approximately $7,143,000. Interest expense for 1996 will amount to approximately $6,923,000. On and after August 15, 1998, the Senior Notes may be redeemed at the option of PXRE, in whole or in part, at redemption prices (expressed as percentages of the principal amount), plus accrued and unpaid interest to the date fixed for redemption, of 103.656% at August 15, 1998, declining to 100% at August 15, 2001 and thereafter. The Indenture governing the Senior Notes contains covenants which, among other things, limit the ability of PXRE and its Restricted Subsidiaries (including PXRE Reinsurance): (a) to incur additional indebtedness (except for the incurrence of Permitted Indebtedness and the incurrence of other Indebtedness by PXRE in circumstances where no Default or Event of Default exists and the Consolidated Fixed Charge Coverage Ratio of PXRE would be greater than 2:1 after giving effect to the incurrence) and, in the case of the Restricted Subsidiaries, to issue preferred stock; (b) to pay dividends, repurchase stock and to make certain other Restricted Payments (other than, among other things, if no Default or Event of Default exists (x) Restricted Payments after August 31, 1993, not exceeding in the aggregate the sum of $3,000,000 plus 50% of Consolidated Net Income (or minus 100% of any loss) from such date (with certain adjustments), plus the amounts of certain equity proceeds and certain reductions in Investments in Unrestricted Subsidiaries, provided, that at the time of such Restricted Payment the Consolidated Fixed Charge Coverage Ratio is greater than 2.0, and (y) in addition to permitted Restricted Payments referred to in clause
(x), the payment of cash dividends on Qualified Capital Stock after August 31, 1993 of up to an aggregate of $6,000,000, provided, that such dividends on Common Stock do not exceed $0.25 per share in any year); (c) to sell or permit the issuance of any stock of PXRE Reinsurance or any other Principal Insurance Subsidiary; (d) to sell or transfer other assets (other than for at least Fair Market Value and generally for not less than 75% in cash or Cash Equivalents);
(e) to create liens upon the properties or assets of PXRE or its Restricted Subsidiaries; or (f) to engage in any business other than the insurance and reinsurance businesses and other businesses incidental and related thereto. The Indenture also provides that within 30 days after a Change of Control of PXRE, PXRE will offer to purchase all the Senior Notes then outstanding at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of such purchase.

        In the fourth quarter of 1994, PXRE's Board of Directors authorized the repurchase of up to $20 million principal amount of Senior Notes in any one calendar year at below par prices in negotiated or open market transactions. In April 1995, PXRE's Board of Directors authorized such Senior Note repurchases to be made at or above par prices. By December 31, 1995, PXRE or PXRE Reinsurance had repurchased $7,225,000 principal amount of Senior Notes. In April 1996, PXRE Reinsurance purchased $2,300,000 par value of PXRE's Senior Notes at a premium.

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

        The primary sources of liquidity for PXRE Reinsurance are net cash flow from operating activities (including interest income from investments), the maturity or sale of investments, borrowings, capital contributions and advances from PXRE Corporation (parent company). Funds are applied primarily to the payment of claims, operating expenses, income taxes and to the purchase of investments. Premiums are typically received in advance of related claim payments. Net cash flow used by operations was $932,000 during the second quarter of 1996, compared with net cash flow used by operations of $5,627,000 during the corresponding period of 1995, due to the effects of timing of collection of receivables and reinsurance recoverables and payments of losses.

        PXRE's management has established general procedures and guidelines for its investment portfolio and oversees investment management carried out by Phoenix Duff & Phelps Corporation, a public majority-owned subsidiary of Phoenix Home Life Mutual Insurance Company. Although these investment guidelines stress conservation of principal, diversification of risk and liquidity, investments are subject to market-wide risks and fluctuations, as well as, to risk inherent in particular securities. At June 30, 1996, PXRE's investment portfolio consisted primarily of fixed maturities and short-term investments.

During the latter part of 1995, PXRE invested $5,000,000 in equities. The investment policies and all investments of PXRE are approved by its Board of Directors.

        Of PXRE's fixed maturities portfolio at June 30, 1996, 98.7% of the fair value was in obligations rated "Aaa" or "AAA" by Moody's Investors Service Inc. or Standard & Poor's Corporation, respectively, or in government or government-backed securities. Mortgage-backed and asset-backed securities (principally GNMAs) accounted for 26.3% of fixed maturities based on fair value at June 30, 1996. PXRE has no investments in real estate or commercial mortgage loans. The average market yield to maturity of PXRE's fixed maturities portfolio at June 30, 1996 and 1995 was 6.5% and 6.0%, respectively.

        Fixed maturity investments are reported at fair value, with the net unrealized gain or loss, net of tax, reported as a separate component of stockholders' equity. PXRE recorded directly to equity a $5,351,000 after-tax unrealized decline in the value of its investment portfolio ($0.61 book value per share) during the six months ended June 30, 1996 including a $1,850,000 decline in the second quarter of 1996 ($0.21 book value per share) reflecting an increase in interest rates during the period. Short-term investments are carried at amortized cost which approximates fair value. PXRE's short-term investments, principally high grade commercial paper, were $22,982,000 at June 30, 1996 compared to $41,722,000 at December 31, 1995. The decrease at June 30, 1996 was principally due to the cash flow requirements arising from the August 1995 hurricanes Marilyn and Luis.

        Book value per common share was $24.99 at June 30, 1996.

        In November 1993, an initial public offering by TREX, a subsidiary of PXRE, of 5,750,000 shares of Class A Common Stock at $20 per share, was completed. In connection with this offering, PXRE contributed all of the capital stock of Transnational to TREX. TREX, through Transnational, now specializes principally in providing brokered property retrocessional reinsurance and marine and aviation retrocessional reinsurance in the United States and international markets pursuant to the Management Agreement with PXRE. At June 30, 1996, PXRE owned approximately 22.3% of the total issued and outstanding common stock of TREX and is entitled to designate two of TREX's five directors.

        During the fourth quarter of 1995, PXRE raised the quarterly dividend on its Common Stock from $0.15 per share to $0.18 per share. The increase in the dividend will result in an annual additional outlay of approximately $1,049,400. The expected annual dividend based on shares outstanding at June 30, 1996 will be approximately $6,316,000.

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

        At March 31, 1995, there were 238,755 shares of treasury stock. In addition, in April 1995, PXRE's Board of Directors authorized the repurchase of up to 700,000 shares of its common stock from time-to-time in open market or private block purchase transactions. From inception of this repurchase plan through June 1996, PXRE repurchased 25,000 of the 700,000 shares authorized at a cost of $625,000.

        In June 1995, PXRE and TREX entered into a joint venture arrangement to trade in catastrophe futures and options contracts on the Chicago Board of Trade ("CBOT"). PXRE and TREX have each committed $2.5 million to this venture. Although the joint venture has developed a number of trading strategies, the low level of activity in the CBOT market for catastrophe futures has kept trade volume to a minimum through June 30, 1996.

        PXRE may be subject to gains and losses resulting from currency fluctuations because substantially all of its investments are denominated in U.S. dollars, while some of its net liability exposure is in currencies other than U.S. dollars. PXRE holds, and expects to continue to hold, currency positions and has made, and expects to continue to make, investments denominated in foreign currencies to mitigate, in part, the effects of currency fluctuations on its results of operations. Currency holdings and investments denominated in foreign currencies do not constitute a material portion of PXRE's investment portfolio and, in the opinion of PXRE's management, are sufficiently liquid for its needs.

        All amounts classified as reinsurance recoverable at June 30, 1996, are considered by management of PXRE to be collectible in all material respects.

INCOME TAXES

        PXRE's effective tax rate for the second quarter of 1996 and 1995 was 32.7% and 31.2%, respectively, which differs from the statutory rate principally due to tax exempt income, dividend received deduction and state and local taxes.

                           PART II. OTHER INFORMATION

Item 1.        Legal Proceedings

        On May 15, 1996 a putative class action lawsuit was filed in the Court of Chancery of the State of Delaware which names PXRE, TREX and the directors of TREX (including certain persons who are officers and/or directors of PXRE) as defendants. The action alleges, among other things, that PXRE's proposal to merge TREX with and into PXRE at an exchange ratio of .98 shares of PXRE Common Stock for each publicly held share of TREX Class A Common Stock is grossly unfair and inadequate, that the directors of TREX have violated their fiduciary duties to TREX and that PXRE has violated its alleged fiduciary duties as a controlling stockholder of TREX. The action seeks, among other things, to enjoin the proposed combination of TREX and PXRE and/or to recover damages.

Item 4.        Submission of Matters to a Vote of Security Holders

        At PXRE's Annual Meeting of Shareholders held on June 6, 1996, the holders of Common Stock of PXRE approved the following (in each case, with no broker non-votes):

        (i) the election of three Class I directors to serve until the 1999 Annual Meeting of Shareholders and until their successors have been elected and have qualified:


               Nominee              Votes For             Votes Withheld
               -------              ---------             --------------
               Wendy Luscombe       8,335,776                17,435
               Gerald L. Radke      8,335,776                17,435
               Wilson Wilde         8,335,776                17,435



        (ii) the appointment of Price Waterhouse LLP as PXRE's independent public accountants for the fiscal year ending December 31, 1996, by the vote of 8,330,367 votes for, 1,300 votes against and 21,544 abstentions.

Item 6.        Exhibits and Reports on Form 8-K

               (a)    Exhibits:
                      None

               (b)    Reports on Form 8-K

        PXRE filed a Current Report on Form 8-K with the Securities and Exchange Commission on May 17, 1996 containing, under the heading "Other Events", a description of the lawsuit described in Item 1 above and a press release dated May 17, 1996 regarding the same.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report or amendment thereto to be signed on its behalf by the undersigned thereunto duly authorized.





                                            PXRE CORPORATION

August 13, 1996                             By:/s/ Sanford M. Kimmel
                                            ------------------------
                                            Sanford M. Kimmel
                                            Senior Vice President, Treasurer
                                            and Chief Financial Officer