Form 10-Q
period 1996-09-30
PXRE CORP
filed 1996-11-13
CIK 799721

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996
                                              ___________________

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM _______________TO___________________


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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X     No
                                             _____    _____

        As of November 13, 1996, 8,268,150 shares of common stock, $.01 par value per share, of the Registrant were outstanding.

================================================================================

                                PXRE CORPORATION

                                      INDEX



PART I.  FINANCIAL INFORMATION

     Consolidated Balance Sheets at September 30, 1996
        and December 31, 1995                                             3


     Consolidated Statements of Income for the three and
        nine months ended September 30, 1996 and 1995                     4

     Consolidated Statements of Stockholders' Equity for the three and
        nine months ended September 30, 1996 and 1995                     5

     Consolidated Statements of Cash Flow for the three and
        nine months ended September 30, 1996 and 1995                     6

     Notes to Consolidated Interim Financial Statements                   7


     Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                        10

PART II.  OTHER INFORMATION                                              25







PXRE           Consolidated Balance Sheets
Corporation    (Unaudited)
--------------------------------------------------------------------------------
                                                                                    September 30,   December 31,
                                                                                        1996            1995
                                                                                        ----            ----
Assets         Investments:
                 Fixed maturities, available for sale, at fair value (amortized
                    cost $232,249,000 and $216,348,000,  respectively)              $  229,948,303  $  221,356,767
                 Equity securities, at fair value (cost $6,447,000 and $5,000,000)       7,073,543       5,172,428
                 Short-term investments                                                 19,407,202      41,721,656
                                                                                    --------------  --------------
                   Total investments                                                   256,429,048     268,250,851
                Cash                                                                     8,462,212         838,548
                Accrued investment income                                                4,069,370       3,343,505
                Receivables:
                  Unreported premiums                                                   17,219,628      23,376,727
                  Balances due from intermediaries and brokers                           5,916,878       6,335,593
                  Other receivables                                                      5,260,373       4,175,443
                Reinsurance recoverable:  TREX                                          13,263,663       8,966,592
                                          Non-affiliates                                20,143,236      25,130,816
                Ceded unearned premiums                                                  7,858,440       5,433,030
                Deferred acquisition costs                                               1,741,237       1,564,926
                Income tax recoverable                                                   2,500,927         479,473
                Investment in equity of TREX                                            38,439,176      36,003,384
                Receivable from TREX                                                       292,450         446,799
                Other assets                                                             8,946,525       9,119,750
                                                                                     --------------  --------------
                   Total assets                                                       $390,543,163   $ 393,465,437
                                                                                     ==============  ==============

Liabilities     Losses and loss expenses                                             $  65,175,662   $  72,718,914
                Unearned premiums                                                       19,667,755      13,685,391
                Reinsurance balances payable:  TREX                                      6,387,121       5,647,532
                                               Non-affiliates                            7,006,461       8,698,862
                Notes payable                                                           64,725,000      67,775,000
                Deferred income tax payable                                              1,347,369       3,653,102
                Payable for securities                                                           0       2,496,232
                Other liabilities                                                        5,523,600       7,628,228
                                                                                     --------------  --------------
                   Total liabilities                                                   169,832,968     182,303,261
                                                                                     --------------  --------------

Stockholders'   Serial preferred stock, $.01 par value --
equity            500,000 shares authorized; 0 shares issued and outstanding                     0               0
                Common stock, $.01 par value --
                  20,000,000 shares authorized; 9,017,851 and 8,983,896 shares issue        90,179          89,839
                Additional paid-in capital                                             118,540,350     117,668,048
                Net unrealized (depreciation) appreciation on investments, net of
                 deferred income tax (benefit) expense of ($586,000) and $1,813,000     (1,112,354)      3,782,500
                Retained earnings                                                      111,258,486      91,882,834
                Treasury stock at cost (462,476 and 238,755 shares)                     (7,320,739)     (1,719,459)
                Restricted stock at cost (53,279 and 34,000 shares)                       (745,727)       (541,586)
                                                                                     --------------  --------------
                  Total stockholders' equity                                           220,710,195     211,162,176
                                                                                     --------------  --------------
                    Total liabilities and stockholders' equity                       $ 390,543,163   $ 393,465,437
                                                                                     ==============  ==============




               The accompanying notes are an integral part of these statements.

PXRE        Consolidated Statements of Income
Corporation (Unaudited)
--------------------------------------------------------------------------------


                                                                   Three Months Ended             Nine Months Ended
                                                                      September 30,                 September 30,

                                                                    1996          1995          1996            1995

Revenues    Net premiums earned                                $ 17,793,201  $ 24,320,379   $54,312,964     $73,018,528
            Net investment income                                 4,065,756     3,874,380    12,175,914      10,805,037
            Net realized investment (losses) gains                  (44,575)      282,068      (220,264)       (486,212)
            Management fees :  TREX                                 674,342       924,618     2,016,103       2,596,881
                               Non-affiliate                        868,581       730,669     3,266,320       2,406,821
                                                               ------------  ------------   -----------     -----------
                                                                 23,357,305    30,132,114    71,551,037      88,341,055
                                                               ------------  ------------   -----------     -----------

Losses and  Losses and loss expenses incurred                     6,072,159    12,050,871    15,172,580      27,051,454
 expenses   Commissions and brokerage                             3,015,707     3,159,969     9,654,928       9,726,620
            Other operating expenses                              2,623,326     3,007,294     9,149,658       8,068,649
            Interest expense                                      1,713,471     1,891,543     5,317,709       5,423,472
                                                               ------------  ------------   -----------     -----------
                                                                 13,424,663    20,109,677    39,294,875      50,270,195
                                                               ------------  ------------   -----------     -----------

            Income before income taxes and equity in net
              earnings of TREX                                    9,932,642    10,022,437    32,256,162      38,070,860
            Equity in net earnings of TREX                        1,159,611     1,406,155     3,143,731       4,451,849
            Income tax provision                                  3,477,000     3,555,000    11,290,000      13,325,000
                                                               ------------  ------------   -----------     -----------
            Net income                                         $  7,615,253  $  7,873,592   $24,109,893     $29,197,709
                                                               ============  ============   ===========     ===========

            Preferred stock dividend                           $          0  $          0   $         0     $   598,928
                                                               ============  ============   ===========     ===========

            Operating income available to common
              stockholders                                     $ 7,615,253   $ 7,873,592    $24,109,893     $28,598,781
                                                               ============  ============   ===========     ===========

Per share   Primary:

                 Net income                                    $       0.86  $       0.89    $     2.73     $      3.54
                                                               ============  ============   ===========     ===========
                 Average shares outstanding                       8,820,090     8,860,923     8,844,660       8,077,213
                                                               ============  ============   ===========     ===========

            Fully diluted:

                 Net income                                    $       0.86  $       0.89    $     2.72     $      3.29
                                                               ============  ============   ===========     ===========
                 Average shares outstanding                       8,820,090     8,887,193     8,851,023       8,877,290
                                                               ============  ============   ===========     ===========




        The accompanying notes are an integral part of these statements.

PXRE              Consolidated Statements of Stockholders' Equity
Corporation       (Unaudited)

--------------------------------------------------------------------------------



                                                                         Three Months Ended              Nine Months Ended
                                                                             September 30,                  September 30,

                                                                         1996            1995           1996            1995

Common stock:       Balance at beginning of period                   $     90,164    $     89,616   $     89,839    $     69,216
                    Issuance of shares                                         15             214            340          20,614
                                                                     ------------    ------------   ------------    ------------
                       Balance at end of period                      $     90,179    $    89,830    $     90,179    $     89,830
                                                                     ============    ============   ============    ============

Preferred stock:    Balance at beginning of period                   $          0    $          0   $          0    $        100
                    Conversion of shares                             $          0    $          0   $          0    $       (100)
                                                                     ------------    ------------   ------------    ------------
                       Balance at end of period                      $          0    $          0   $          0    $          0
                                                                     ============    ============   ============    ============

Paid-in capital:    Balance at beginning of period                   $118,509,473    $117,292,178   $117,668,048    $116,888,369
                    Issuance of common shares                              30,877         261,798        715,175         674,956
                    Conversion of preferred shares                              0               0              0         (20,260)
                    Other                                                       0          96,159        157,127         107,070
                                                                     ------------    ------------   ------------    ------------
                       Balance at end of period                      $118,540,350    $117,650,135   $118,540,350    $117,650,135
                                                                     ============    ============   ============    ============

Unrealized          Balance at beginning of period                  ($  1,568,130)   $  1,102,208   $  3,782,500   (  $5,976,354)
appreciation        Change in fair value for the period                   389,537         280,672     (4,455,868)      6,479,010
(depreciation)      Equity in net change in TREX
on investments:      appreciation (depreciation)                           66,239         133,098       (438,986)      1,013,322
                                                                     ------------    ------------   ------------    ------------
                       Balance at end of period                     ($  1,112,354)   $  1,515,978  ($  1,112,354)     $1,515,978
                                                                     ============    ============   ============    ============

Retained earnings:  Balance at beginning of period                   $105,220,515    $ 76,306,357   $ 91,882,834    $ 57,933,848
                    Net income                                          7,615,253       7,873,592     24,109,893      29,197,709
                    Dividends paid to common stockholders              (1,577,282)     (1,310,778)    (4,734,241)     (3,663,458)
                    Dividends accrued to preferred stockholders                 0               0              0        (598,928)
                                                                     ------------    ------------   ------------    ------------
                       Balance at end of period                      $111,258,486    $ 82,869,171   $111,258,486    $ 82,869,171
                                                                     ============    ============   ============    ============

Restricted stock:   Balance at beginning of period                  ($    860,619)  ($    681,410) ($    541,586)  ($    283,550)
                    Issuance of restricted stock                                0               0  (     501,027)       (499,005)
                    Amortization of restricted stock                      114,892          69,912        296,886         171,057
                                                                     ------------    ------------   ------------    ------------
                       Balance at end of period                     ($    745,727)  ($    611,498) ($    745,727)  ($    611,498)
                                                                     ============    ============   ============    ============

Treasury stock:     Balance at beginning of period                  ($  2,177,714)  ($  1,719,459) ($  1,719,459)  ($  1,860,687)
                    Repurchase of common stock                         (5,143,025)              0     (5,768,025)              0
                    Issuance of treasury stock                                  0               0        166,745         141,228
                                                                     ------------    ------------   ------------    ------------
                       Balance at end of period                     ($  7,320,739)  ($  1,719,459) ($  7,320,739)  ($  1,719,459)
                                                                     ============    ============   ============    ============

Total               Balance at beginning of period                   $219,213,689    $192,389,490   $211,162,176    $166,770,942
stockholders'       Issuance of common shares                              30,892         262,012        715,515         695,570
equity:             Conversion of preferred stock                               0               0              0         (20,360)
                    Issuance of treasury stock                                  0               0        166,745         141,228
                    Repurchase of common stock                         (5,143,025)              0     (5,768,025)              0
                    Restricted stock                                      114,892          69,912       (204,141)       (327,948)
                    Unrealized appreciation (depreciation)
                     on investments net of deferred income tax            455,776         413,770     (4,894,854)      7,492,332
                    Net income                                          7,615,253       7,873,592     24,109,893      29,197,709
                    Dividends                                          (1,577,282)     (1,310,778)    (4,734,241)     (4,262,386)
                    Other                                                       0          96,159        157,127         107,070
                                                                     ------------    ------------   ------------    ------------
                       Balance at end of period                      $220,710,195    $199,794,157   $220,710,195    $199,794,157
                                                                     ============    ============   ============    ============




        The accompanying notes are an integral part of these statements.

PXRE                     Consolidated Statements of Cash Flow
Corporation              (Unaudited)
--------------------------------------------------------------------------------



                                                        Three Months Ended       Nine Months Ended
                                                           September 30,            September 30,

                                                       1996        1995          1996          1995

Cash flow       Net income                          $7,615,253   $7,873,592   $24,109,893   $29,197,709
from operating  Adjustments to reconcile net
activities        income to net cash provided
                  by operating activities:
                   Losses and loss expenses         (1,333,491)     997,332   (7,543,252)   (5,684,535)
                   Unearned premiums                 3,989,857    4,495,069    3,556,954     9,503,587
                   Deferred acquisitions costs        (502,455)    (575,489)    (176,311)   (1,379,829)
                   Receivables                       1,805,774    4,028,013    5,645,233    (3,816,254)
                   Reinsurance balances payable       (697,260)   3,023,670     (952,812)     (147,086)
                   Reinsurance recoverable            (307,426)   2,563,220      690,509     9,347,422
                Income tax recoverable/payable       1,198,881   (1,167,989)    (516,959)   (1,875,420)
                Equity in net earnings of TREX      (1,064,751)  (1,365,110)  (2,874,777)   (4,357,155)
                Other                               (1,545,053)  (1,335,035)  (3,063,211)   (4,253,155)
                   Net cash provided by operating   ----------   ----------   -----------   -----------
                    activities                       9,159,329   18,537,273   18,875,267    26,535,284
                                                    ----------   ----------   -----------   -----------

Cash flow       Cost of fixed maturity investments (35,820,983) (23,859,953) (66,014,903) (101,575,297)
from investing  Fixed maturity investments
activities       matured/disposed                   36,707,441    9,400,487   49,748,611   101,366,386
                Payable for securities                       0   10,638,750   (2,496,232)   10,638,750
                Cost of equity securities           (1,447,250)  (3,000,000)  (1,447,250)   (3,000,000)
                Investment in joint venture                  0            0            0    (2,000,000)
                Net change in short-term
                 investments                         3,574,616   (9,810,967)  22,314,454   (23,681,189)
                                                    ----------   ----------   ----------   -----------
                   Net cash provided (used) by
                    investing activities             3,013,824  (16,631,683)   2,104,680   (18,251,350)
                                                    ----------   ----------   ----------   -----------



Cash flow       Proceeds from issuance of common
from financing   stock                                 30,892       262,012      381,233       317,444
activities      Cash dividends paid to preferred
                 stockholders                               0             0            0      (933,061)
                Cash dividends paid to common
                 stockholders                      (1,577,282)   (1,310,731)  (4,734,241)   (3,663,458)
                Repurchase of debt                   (794,375)   (2,016,188)  (3,235,250)   (2,016,188)
                Cost of treasury stock             (5,143,025)            0   (5,768,025)            0
                                                  -----------   -----------   -----------   -----------
                   Net cash used by financing
                    activities                     (7,483,790)   (3,064,907) (13,356,283)   (6,295,263)
                                                  -----------   -----------   -----------   -----------

                Net change in cash                  4,689,363    (1,159,317)   7,623,664     1,988,671
                Cash, beginning of period           3,772,849     3,537,237      838,548       389,249
                                                   ----------   -----------   -----------   -----------
                Cash, end of period                 8,462,212   $ 2,377,920   $ 8,462,212   $2,377,920
                                                   ==========   ===========   ===========   ===========






        The accompanying notes are an integral part of these statements.

PXRE              NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
Corporation

--------------------------------------------------------------------------------


1.  BASIS OF PRESENTATION

        The accompanying interim consolidated financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP"). These statements reflect the consolidated operations of PXRE Corporation and its subsidiaries PXRE Reinsurance Company ("PXRE Reinsurance") and PXRE Trading Corporation (collectively referred to as "PXRE"). All material transactions between the consolidated companies have been eliminated in preparing these financial statements.

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

PXRE              NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
Corporation

--------------------------------------------------------------------------------


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

PXRE              NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
Corporation

--------------------------------------------------------------------------------


7.  TREASURY STOCK

        In April 1995, PXRE was authorized to repurchase up to 700,000 shares of its stock. From inception of this repurchase plan through September 30, 1996, PXRE repurchased 243,000 of the 700,000 shares authorized at a cost of $5,768,000.

8.  PROPOSED TRANSACTION

        PXRE and Transnational Re Corporation ("Transnational Re") announced on August 22, 1996 that they had signed a definitive Agreement and Plan of Merger, pursuant to which Transnational Re will merge with and into PXRE. After the merger, which is designed to be on a tax-free basis, is consummated, Transnational Re will cease to exist and PXRE will continue as the surviving corporation. As a result of the merger, Transnational Re's reinsurance subsidiary, Transnational Reinsurance, will become a subsidiary of PXRE Reinsurance Company, the reinsurance underwriting subsidiary of PXRE.

        Under the merger agreement, each share of common stock of Transnational Re will be exchanged for 1.0575 shares of PXRE common stock and cash in lieu of fractional shares.

        Proxy materials related to the proposed merger of Transnational Re with and into PXRE were mailed to stockholders on or about November 1, 1996, in anticipation of a special meeting to be held on December 9, 1996, to consider the merger. PXRE currently expects to complete the merger before year end, subject to stockholder and regulatory approval as well as certain other customary conditions.

        It is anticipated that the merger will be accounted for as a purchase transaction.

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

        At September 30, 1996, PXRE was a party to three such retrocessional arrangements. One such arrangement is with a group of insurers and reinsurers referred to as the AMA, another is with Trenwick America Reinsurance Corporation ("Trenwick Group") and a third arrangement is with Investors Reinsurance Ltd. ("Investors Re"), a Barbados company. Under these arrangements which were renewed or commenced effective January 1, 1996, PXRE cedes some of its underwritten risks to the participants, subject to maximum aggregate liabilities per reinsurance program (approximately $1,200,000 in the case of the AMA, approximately $3,000,000 in the case of Trenwick Group and $620,000 in the case of Investors Re). PXRE receives a management fee or commission of 5% of premiums ceded (4.2% for Investors Re) and a percentage of any ultimate underwriting profits in connection with the reinsurance ceded. Such percentage of ultimate underwriting profits is subject to adjustment based on cumulative experience. Future management fee income is dependent upon the amount of business ceded to the participants and the profitability of that business.

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

        The estimation of losses for catastrophe reinsurers is inherently less reliable than for reinsurers of risks which have an established historical pattern of losses. In addition, insured events which occur near the end of a reporting period, as well as with respect to PXRE's retrocessional book of business, the significant delay in losses being reported to insurance carriers, reinsurers and finally retrocessionaires, require PXRE to make estimates of losses based on limited information from ceding companies and based on its own underwriting data. Because of the uncertainty in the process of estimating its losses from insured events, there is a risk that PXRE's liabilities for losses and loss expenses could prove to be inadequate, with a consequent adverse impact on future earnings and stockholders' equity. Additionally, as a consequence of its emphasis on property reinsurance, PXRE may forgo potential investment income because property losses are typically settled within a short period of time.

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

        Although PXRE's investment guidelines stress conservation of principal, diversification of risk, and liquidity, investments are subject to market-wide risks and fluctuations, as well as to risk inherent in particular securities. Accordingly, the estimated fair value of PXRE's investments does not necessarily represent the amount which could be realized upon future sale particularly if PXRE were required to liquidate a substantial portion of its portfolio to fund catastrophic losses. In addition, PXRE's investment in and receivables from TREX amount to approximately $51,995,000 at September 30, 1996, which represent 13.3% of its total assets and 23.6% of its stockholders' equity.

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

COMPARISON OF THIRD QUARTER RESULTS FOR
1996 WITH 1995


                                            Three Months Ended             Increase/
                                               September 30,              (Decrease)
                                             1996          1995                %
                                             ----          ----                -
                                               (in thousands)

      Gross premiums written                $  36,282     $  45,720          (20.6)

      Ceded premiums:

        Managed business participants           6,947         8,409          (17.4)
        TREX Management Agreement               6,329         7,082          (10.6)
        Catastrophe coverage                    1,221         1,411          (13.5)
        Other                                       2             3          (33.3)
                                            ---------     ---------
          Total reinsurance premiums ceded     14,499        16,905          (14.2)
                                            ---------     ---------


      Net premiums written                  $  21,783     $  28,815          (24.4)
                                            =========     =========


        Net premiums written for the three months ended September 30, 1996 decreased 24.4% to $21,783,000 from $28,815,000 for the corresponding period of 1995. Gross premiums written for the third quarter of 1996 decreased 20.6% to $36,282,000 from $45,720,000 for the comparable period of 1995. Net premiums earned for the third quarter of 1996 decreased 26.8% to $17,793,000 from $24,320,000 in the year-earlier period. Gross written, net written and net earned premiums for the third quarter of 1996 declined from prior-year levels as PXRE continued its planned response to the increased competitive trends that have characterized the property catastrophe and marine reinsurance markets since the end of 1994. Third quarter net written premiums were, as expected, significantly greater than those of the second quarter as a substantial portion of PXRE's written premiums in the first and third quarters represent semi-annual premium payments.

        Premiums ceded by PXRE to its managed business participants decreased 17.4% to $6,947,000 for the third quarter of 1996 compared with $8,409,000 for the corresponding period of 1995. The decrease in premiums ceded to these programs was due to the general decrease in the amount of premiums written by PXRE. During the third quarter of 1996, pursuant to the Management Agreement, PXRE also ceded $6,329,000 of premiums to Transnational in lieu of direct reinsurance writings by Transnational as compared with $7,082,000 in the same period of 1995. Management fee income from all sources for the third quarter of 1996 decreased 6.8% to $1,543,000 from $1,655,000 for the corresponding period of 1995. The decrease reflects lower premium volume offset in part by higher profit commissions resulting from a lower level of loss activity for the quarter.

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

        The loss ratio declined to 34.1% for the third quarter of 1996 compared with 49.6% for the comparable quarter in 1995. The loss ratio for the third quarter of 1996 reflected incurred catastrophe losses of $5,572,000 gross and $3,369,000 net for 1996 and prior accident years as compared with $9,612,000 gross and $8,068,000 net in the same period of 1995 for 1995 and prior accident years.

        Significant losses affecting the third quarter 1996 loss ratio are as follows:


                                                            Amount of Losses
        Loss Event                                         Gross           Net
        ----------                                         -----           ---
                                                              (in thousands)

        Hurricane Fran                                    $3,943         $2,993


        Significant losses affecting the third quarter 1995 loss ratio are as follows:


                                                            Amount of Losses
        Loss Event                                         Gross           Net
        ----------                                         -----           ---
                                                              (in thousands)

        Hurricane Marilyn                                 $10,317       $ 8,150
        Hurricane Luis                                      3,544         2,800
        Risk Losses                                         2,250         1,832
        Kobe, Japan Earthquake                             (3,856)       (3,055)


        During the third quarter of 1995, PXRE partially reversed its first quarter provision for loss of $4.0 million for the Kobe, Japan Earthquake based upon current reports of losses and industry estimates.

        The provision for losses and loss expenses includes the effect of foreign exchange movements on PXRE's liability for losses and loss expenses, resulting in a foreign currency exchange gain of $56,000 for the third quarter of 1996 compared to a gain of $123,000 for the third quarter of 1995.

        During the third quarter of 1996, PXRE experienced a savings of $430,000 net for prior year losses and loss expenses primarily due to favorable development on Hurricane Marilyn. The loss ratio for the comparable quarter in 1995 was favorably affected by decreases to reserves of $316,000 net for prior year losses and loss expenses.

        The underwriting expense ratio was 23.0% for the third quarter of 1996 compared with 18.6% for the comparable quarter of 1995. The increase was substantially due to the decline in premiums earned. As a result of the above, the combined ratio was 57.1% for the third quarter of 1996 compared with 68.2% for the comparable period of 1995.

        Other operating expenses decreased to $2,623,000 for the third quarter of 1996 from $3,007,000 in the comparable period of 1995. Included in other operating expenses were foreign currency exchange gains of $105,000 for the third quarter of 1996 compared to losses of $409,000 for the corresponding period of 1995.

        Interest expense decreased to $1,713,000 in the third quarter of 1996 compared to $1,892,000 in the same period of 1995 due to PXRE Reinsurance's purchase of $3,050,000 par value of its parent company's 9.75% Senior Notes during the second and third quarters of 1996 at a premium above par of $185,000.

        Net investment income for the third quarter of 1996 increased 5.0% to $4,066,000 from $3,874,000 for the same period of 1995. The increase in net investment income was caused primarily by an increase in average investments for the third quarter of 1996 compared with the corresponding quarter in the previous year, and by an increase in PXRE's pre-tax investment yield to 6.6% for the third quarter of 1996 compared with 6.3% for the same period of 1995, both calculated using amortized cost and investment income gross of investment expenses. The increase is due in part to the sale of municipal securities in the fourth quarter of 1995 and reinvestment in taxable securities. Net realized investment losses for the third quarter of 1996 were $45,000 compared to gains of $282,000 for the third quarter of 1995.

        The net effects of foreign currency exchange fluctuations were gains of $161,000 in the third quarter of 1996 and losses of $286,000 for the comparable quarter of 1995.

        Net income for the three months ended September 30, 1996 includes $1,160,000 which represents PXRE's approximately 22.2% equity share of TREX's net earnings as compared with $1,406,000 representing PXRE's approximately 21.9% share of TREX's net earnings for the third quarter of 1995.

        For the reasons discussed above, net income was $7,615,000 for the third quarter of 1996 compared to net income of $7,874,000 for the comparable quarter of 1995. Primary net income per common share was $0.86 for the third quarter of 1996 compared to net income per common share of $0.89 for the comparable quarter of 1995 based on average shares outstanding of approximately 8,820,100 in the third quarter of 1996 compared to 8,860,900 in the comparable quarter of 1995. Fully diluted net income per common share was $0.86 for the third quarter of 1996 compared to net income per common share of $0.89 for the comparable quarter of 1995 based on average shares outstanding of approximately 8,820,100 in the third quarter of 1996 and 8,887,200 in the comparable quarter of 1995.

COMPARISON OF YEAR-TO-DATE RESULTS FOR
1996 WITH 1995


                                          Nine Months Ended September 30,    Increase/
                                          -------------------------------
                                              1996            1995           (Decrease)
                                              ----            ----           ----------
                                                 (in thousands)                  %

      Gross premiums written                 $  97,934        $ 128,953        (24.1)

      Ceded premiums:
        Managed business participants           18,408           22,388        (17.8)
        TREX Management Agreement               17,833           19,539         (8.7)
        Catastrophe coverage                     3,839            4,878        (21.3)
        Other                                     (16)            (176)        (90.9)
                                              --------        ---------
          Total reinsurance premiums ceded      40,064           46,629        (14.1)
                                              --------        ---------
      Net premiums written                  $   57,870        $  82,324        (29.7)
                                            ==========        =========


        Net premiums written for the nine months ended September 30, 1996 decreased 29.7% to $57,870,000 from $82,324,000 for the corresponding period of 1995. Gross premiums written for the nine months of 1996 decreased 24.1% to $97,934,000 from $128,953,000 for the comparable period of 1995. Net premiums earned for the nine months ended September 30, 1996 decreased 25.6% to $54,313,000 from $73,019,000 in the year-earlier period. Gross written, net written and net earned premiums for the nine months of 1996 declined from prior-year levels as PXRE continued its planned response to the increased competitive trends that have characterized the property catastrophe and marine reinsurance markets since the end of 1994. Net premiums written and earned were also adversely affected by a $2,667,000 reduction in reinstatement premiums resulting from a reduced level of loss activity in the nine months of 1996, as well as by $2,137,000 of cessions related to the new retrocessional arrangement with Investors Re.

        Premiums ceded by PXRE to its managed business participants decreased 17.8% to $18,408,000 for the first nine months of 1996 compared with $22,388,000 for the similar period of 1995. The decrease in premiums ceded to these programs was due to the general decrease in the amount of premiums written by PXRE. During the nine months of 1996, pursuant to the Management Agreement, PXRE also ceded $17,833,000 of premiums compared to $19,539,000 during the corresponding period of 1995 to Transnational in lieu of direct reinsurance writings by Transnational. Management fee income from all sources for the nine months ended September 30, 1996 increased 5.6% to $5,282,000 from $5,004,000 for the comparable period of 1995 because prior-year loss activity reduced the profitability of business managed for other companies.

        The loss ratio was 27.9% for the nine months of 1996 compared with 37.0% for the corresponding period of 1995. The loss ratio for the nine months of 1996 reflected incurred catastrophe losses of $17,159,000 gross and $8,179,000 net for 1996 and prior accident years as compared with $20,067,000 gross and $15,133,000 net in the same period of 1995 for 1995 and prior accident years.

        Significant losses affecting the nine months ended September 30, 1996 loss ratio are as follows:


                                                            Amount of Losses
                                                            ----------------
        Loss Event                                         Gross           Net
        ----------                                         -----           ---
                                                               (in thousands)

        Hurricane Fran                                     $3,943        $2,993
        Hurricane Luis                                      6,931         2,698
        Three risk losses                                   4,743         1,541



        Significant losses affecting the same period of 1995 loss ratio are as follows:


                                                            Amount of Losses
                                                            ----------------
        Loss Event                                         Gross           Net
        ----------                                         -----           ---
                                                               (in thousands)
        Hurricane Marilyn                                 $10,317       $ 8,150
        Risk Losses                                         6,850         5,667
        Northridge Earthquake                               5,145         3,489
        Hurricane Luis                                      3,544         2,800
        Kobe, Japan Earthquake                              1,208           945


        The provision for losses and loss expenses includes the effect of foreign exchange movements on PXRE's liability for losses and loss expenses, resulting in a foreign currency exchange gain of $140,000 for the first nine months of 1996 compared to a loss of $20,000 for the corresponding period of 1995.

        During 1996, PXRE experienced a deficiency of $3,984,000 net for prior year losses and loss expenses primarily due to development on Hurricanes Marilyn and Luis and the Northridge Earthquake. The loss ratio for the comparable period in 1995 was unfavorably affected by increases to reserves of $2,440,000 net for prior year losses and loss expenses.

        The underwriting expense ratio was 24.9% for the nine months ended September 30, 1996 compared with 17.5% for the comparable period of 1995. The increase was substantially due to the increased operating expenses discussed below and the decline in premiums earned. As a result of the above, the combined ratio was 52.8% for the nine months of 1996 compared with 54.5% for the corresponding period of 1995.

        Other operating expenses increased to $9,150,000 for the nine months ended September 30, 1996, from $8,069,000 in the comparable period of 1995. The operating expense increase reflects an increase of $359,000 related to changes in benefit plans, additional staff salaries and increases in other related employee benefits. Included in other operating expenses were foreign currency exchange losses of $61,000 for 1996 compared to gains of $440,000 for the corresponding period of 1995.

        Interest expense decreased to $5,318,000 in the nine months ended September 30, 1996 compared to $5,423,000 in the same period of 1995 due to PXRE Reinsurance Company's purchase of $3,050,000 par value of its parent company's 9.75% Senior Notes during the second and third quarters of 1996 at a premium above par of $185,000.

        Net investment income for the nine months ended September 30, 1996 increased 12.7% to $12,176,000 from $10,805,000 for the same period of 1995. The increase in net investment income was caused primarily by an increase in average investments for the nine months of 1996 compared with the corresponding period in the previous year, and by an increase in PXRE's pre-tax investment yield to 6.5% for the first nine months of 1996 compared with 5.9% in the similar period of 1995, both calculated using amortized cost and investment income gross of investment expenses. The increase is due in part to the sale of municipal securities in the fourth quarter of 1995 and reinvestment in taxable securities. Net realized investment losses for the nine months ended September 30, 1996 were $220,000 compared with net realized losses of $486,000 for the comparable period in 1995.

        The net effects of foreign currency exchange fluctuations were gains of $79,000 in the nine months ended September 30, 1996 and gains of $420,000 for the comparable period of 1995.

        Net income for the nine months ended September 30, 1996 includes $3,144,000 which represents PXRE's approximately 22.1% equity share of TREX's net earnings as compared with $4,452,000 representing PXRE's approximately 21.6% share of TREX's net earnings for the comparable period of 1995.

        For the reasons discussed above, net income was $24,110,000 for the nine months ended September 30, 1996 compared to net income of $29,198,000 for the comparable period of 1995. Primary net income per common share was $2.73 for the nine months ended September 30, 1996 compared to net income per common share of $3.54 for the comparable period of 1995 (after provision for cumulative dividends of $598,928 on the Series A Preferred Stock). Because PXRE converted its Series A Preferred Stock into shares of common stock during the second quarter of 1995 there is no preferred dividend in the nine months of 1996, and average shares outstanding were approximately 8,844,700 in the nine months ended September 30, 1996 compared to 8,077,200 in the comparable period of 1995. Fully diluted net income per common share was $2.72 for the nine months ended September 30 1996 compared to net income per common share of $3.29 for the comparable period of 1995 based on average shares outstanding of approximately 8,851,000 in 1996 and 8,877,300 in 1995.

LIQUIDITY AND CAPITAL RESOURCES

        PXRE Corporation (parent company) relies primarily on cash dividends and net tax allocation payments from its subsidiary PXRE Reinsurance to pay its operating expenses and income taxes, to meet its debt service obligations and to pay dividends to PXRE stockholders. The payment of dividends by PXRE Reinsurance to PXRE Corporation is subject to limits imposed under the insurance laws and regulations of Connecticut, the state of incorporation and domicile of PXRE Reinsurance, as well as certain restrictions arising in connection with PXRE Corporation's Senior Notes discussed below. Connecticut insurance law provides that the maximum amount of dividends or other distributions that PXRE Reinsurance may declare or pay to PXRE Corporation within any twelve-month period, without regulatory approval, is limited to the lesser of (a) earned surplus or (b) the greater of 10% of policyholders' surplus at December 31 of the preceding year or 100% of net income for the twelve-month period ending December 31 of the preceding year, all determined in accordance with SAP. Accordingly, the Connecticut insurance laws could limit the amount of dividends available for distribution by PXRE Reinsurance without prior regulatory approval, depending upon a variety of factors outside the control of PXRE, including the frequency and severity of catastrophe and other loss events and changes in the reinsurance market, in the insurance regulatory environment and in general economic conditions. As of December 31, 1995, PXRE Reinsurance had earned surplus of $81,382,000, as defined, and a policyholders' surplus of $250,231,000 and its net income for 1995 was $37,996,000. The maximum amount of dividends or distributions that PXRE Reinsurance may declare and pay in 1996, without regulatory approval, is therefore $37,996,000. During the nine months of 1996, $9,000,000 in dividends were approved and paid by PXRE Reinsurance to PXRE Corporation.

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

        In August 1993, PXRE Corporation (parent company) completed a public offering of $75,000,000 principal amount of 9.75% Senior Notes due August 15, 2003. Interest is payable on the Senior Notes semi-annually. Interest expense, including amortization of debt offering costs, for 1995 in respect of the Senior Notes amounted to approximately $7,143,000. Interest expense for 1996 will amount to approximately $6,958,000. On and after August 15, 1998, the Senior Notes may be redeemed at the option of PXRE, in whole or in part, at redemption prices (expressed as percentages of the principal amount), plus accrued and unpaid interest to the date fixed for redemption, of 103.656% at August 15, 1998, declining to 100% at August 15, 2001 and thereafter. The Indenture governing the Senior Notes contains covenants which, among other things, limit the ability of PXRE and its Restricted Subsidiaries (including PXRE Reinsurance): (a) to incur additional indebtedness (except for the incurrence of Permitted Indebtedness and the incurrence of other Indebtedness by PXRE in circumstances where no Default or Event of Default exists and the Consolidated Fixed Charge Coverage Ratio of PXRE would be greater than 2:1 after giving effect to the incurrence) and, in the case of the Restricted Subsidiaries, to issue preferred stock; (b) to pay dividends, repurchase stock and to make certain other Restricted Payments (other than, among other things, if no Default or Event of Default exists (x) Restricted Payments after August 31, 1993, not exceeding in the aggregate the sum of $3,000,000 plus 50% of Consolidated Net Income (or minus 100% of any loss) from such date (with certain adjustments), plus the amounts of certain equity proceeds and certain reductions in Investments in Unrestricted Subsidiaries, provided, that at the time of such Restricted Payment the Consolidated Fixed Charge Coverage Ratio is greater than 2.0, and (y) in addition to permitted Restricted Payments referred to in clause
(x), the payment of cash dividends on Qualified Capital Stock after August 31, 1993 of up to an aggregate of $6,000,000, provided, that such dividends on Common Stock do not exceed $0.25 per share in any year); (c) to sell or permit the issuance of any stock of PXRE Reinsurance or any other Principal Insurance Subsidiary; (d) to sell or transfer other assets (other than for at least Fair Market Value and generally for not less than 75% in cash or Cash Equivalents);
(e) to create liens upon the properties or assets of PXRE or its Restricted Subsidiaries; or (f) to engage in any business other than the insurance and reinsurance businesses and other businesses incidental and related thereto. The Indenture also provides that within 30 days after a Change of Control of PXRE, PXRE will offer to purchase all the Senior Notes then outstanding at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of such purchase.

        In the fourth quarter of 1994, PXRE's Board of Directors authorized the repurchase of up to $20 million principal amount of Senior Notes in any one calendar year at below par prices in negotiated or open market transactions. In April 1995, PXRE's Board of Directors authorized such Senior Note repurchases to be made at or above par prices. By December 31, 1995, PXRE or PXRE Reinsurance had repurchased $7,225,000 principal amount of Senior Notes. In 1996, PXRE Reinsurance purchased $3,050,000 par value of PXRE's Senior Notes at a premium.

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

        The primary sources of liquidity for PXRE Reinsurance are net cash flow from operating activities (including interest income from investments), the maturity or sale of investments, borrowings, capital contributions and advances from PXRE Corporation (parent company). Funds are applied primarily to the payment of claims, operating expenses, income taxes and to the purchase of investments. Premiums are typically received in advance of related claim payments. Net cash flow provided by operations was $18,875,000 for the nine months of 1996, compared with $26,535,000 during the corresponding period of 1995, due to the lower level of premiums written.

        PXRE's management has established general procedures and guidelines for its investment portfolio and oversees investment management carried out by Phoenix Duff & Phelps Corporation, a public majority-owned subsidiary of Phoenix Home Life Mutual Insurance Company. Although these investment guidelines stress conservation of principal, diversification of risk and liquidity, investments are subject to market-wide risks and fluctuations, as well as to risk inherent in particular securities. At September 30, 1996, 97.2% of PXRE's investment portfolio consisted of fixed maturities and short-term investments while the balance was in equity securities. The investment policies and all investments of PXRE are approved by its Board of Directors.

        Of PXRE's fixed maturities portfolio at September 30, 1996, 98.7% of the fair value was in obligations rated "Aaa" or "AAA" by Moody's Investors Service Inc. or Standard & Poor's Corporation, respectively, or in government or government-backed securities. Mortgage-backed and asset-backed securities (principally GNMAs) accounted for 36.4% of fixed maturities based on fair value at September 30, 1996. PXRE has no investments in real estate or commercial mortgage loans. The average market yield to maturity of PXRE's fixed maturities portfolio at September 30, 1996 and 1995 was 6.0% and 5.0%, respectively.

        Fixed maturity investments are reported at fair value, with the net unrealized gain or loss, net of tax, reported as a separate component of stockholders' equity. PXRE recorded directly to equity a $4,895,000 after-tax unrealized decline in the value of its investment portfolio ($0.57 book value per share) during the nine months ended September 30, 1996, including an after-tax unrealized gain of $456,000 in the third quarter of 1996 ($0.05 book value per share), the latter reflecting a decrease in interest rates during the period. Short-term investments are carried at amortized cost which approximates fair value. PXRE's short-term investments, principally high grade commercial paper, were $19,407,000 at September 30, 1996 compared to $41,722,000 at December 31, 1995. The decrease at September 30, 1996 was principally due to the cash flow requirements arising at the end of 1995 from the August 1995 Hurricanes Marilyn and Luis.

        Book value per common share was $25.80 at September 30, 1996.

        In November 1993, an initial public offering by TREX, a subsidiary of PXRE, of 5,750,000 shares of Class A Common Stock at $20 per share, was completed. In connection with this offering, PXRE contributed all of the capital stock of Transnational to TREX. TREX, through Transnational, now specializes principally in providing brokered property retrocessional reinsurance and marine and aviation retrocessional reinsurance in the United States and international markets pursuant to the Management Agreement with PXRE. At September 30, 1996, PXRE owned approximately 22.3% of the total issued and outstanding common stock of TREX and is entitled to designate two of TREX's five directors.

        During October 1996, PXRE raised the quarterly dividend on its Common Stock from $0.18 per share to $0.21 per share. The increase in the dividend will result in an annual additional outlay of approximately $1,027,700. The expected annual dividend based on shares outstanding at September 30, 1996 will be approximately $7,187,000.

        In April 1995, PXRE's Board of Directors authorized the repurchase of up to 700,000 shares of its common stock from time-to-time in open market or private block purchase transactions. From inception of this repurchase plan through September 1996, PXRE repurchased 243,000 of the 700,000 shares authorized at a cost of $5,768,000. Since October 1, 1996, PXRE repurchased 288,400 shares at a cost of $6,770,000.

        In June 1995, PXRE and TREX entered into a joint venture arrangement to trade in catastrophe futures and options contracts on the Chicago Board of Trade ("CBOT"). PXRE and TREX have each committed $2.5 million to this venture. Although the joint venture has developed a number of trading strategies, the low level of activity in the CBOT market for catastrophe futures has kept trade volume to a minimum through September 30, 1996.

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

        All amounts classified as reinsurance recoverable at September 30, 1996, are considered by management of PXRE to be collectible in all material respects.

INCOME TAXES

        PXRE's effective tax rate for the nine months ended September 30, 1996 and 1995 was 31.9% and 31.3%, respectively, which differs from the statutory rate principally due to the dividend received deduction, state and local taxes and in 1995 tax exempt income.

                           PART II. OTHER INFORMATION

Item 1.        Legal Proceedings

        As reported in the Form 10-Q for the quarter ended June 30, 1996, on May 15, 1996, a putative class action lawsuit (the "Action") was filed in the Court of Chancery of the State of Delaware which names Transnational Re, the directors of Transnational Re and PXRE as defendants. On or about August 23, 1996, an agreement in principle was reached to settle the Action pursuant to terms reflected in a memorandum of understanding and subject to agreement upon final settlement documentation, confirmatory discovery and Court approval (the "Settlement"). A Stipulation of Settlement reflecting the terms of the Settlement was filed with the court on October 28, 1996. On October 29, 1996, the Court issued an Order (i) preliminarily certifying the Action as a class action by the named representative for settlement purposes only, (ii) scheduling a hearing to be held on December 10, 1996 to (a) determine whether Plaintiff adequately represents the Class and whether the Action can be maintained as a class action, (b) consider any objections to the Settlement and determine whether it is fair, reasonable and adequate to the stockholders of Transnational Re and (c) consider class counsel's application for attorney's fees, (iii) directing the provision of notice of the Action and the Settlement (including the release contemplated being effected by the entry of a final judgment in the Action) to the record holders of Transnational Re stock from May 10, 1996 through the date of the mailing of notice, and (iv) enjoining class members, pending the final determination of whether the Settlement should be approved and a final judgment issued, from instituting or prosecuting any claim contemplated being released by the Settlement.

Item 6.        Exhibits and Reports on Form 8-K

               (a)    Exhibits:
                      None

               (b)    Reports on Form 8-K

        PXRE filed a Current Report on Form 8-K with the Securities and Exchange Commission on August 22, 1996 containing, under the heading "Other Events", a description of the proposed merger between PXRE and Transnational Re.

        PXRE filed a Current Report on Form 8-K with the Securities and Exchange Commission on August 26, 1996, indicating, under the head "Other Events", that an agreement in principle had been reached to settle the lawsuit described in
Item 1 above.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report or amendment thereto to be signed on its behalf by the undersigned thereunto duly authorized.

                                            PXRE CORPORATION

November 13, 1996                           By:/s/ Sanford M. Kimmel
                                            ------------------------
                                            Sanford M. Kimmel
                                            Senior Vice President, Treasurer
                                            and Chief Financial Officer