Form 10-K
period 1996-12-31
PXRE CORP
filed 1997-03-26
CIK 799721

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                                ----------------

For the fiscal year ended December 31, 1996      Commission File Number 0-15428

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


Securities registered pursuant to Section 12(b) of the Act: COMMON STOCK, PAR VALUE $0.01 PER SHARE

Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

               Yes     X                           No
                      ---                             ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 21, 1997 computed by reference to the closing price of the stock as of the close of business on March 21, 1997 was $338,104,066. As of March 21, 1997, 13,929,504 shares of the registrant's common stock were issued and outstanding.


================================================================================

                             DOCUMENTS INCORPORATED BY REFERENCE

Part III                Portions of PXRE Corporation's definitive Proxy  Statement for the Annual
                        Meeting of Shareholders to be held on June 5, 1997.

Part IV                 Portions of PXRE Corporation's Proxy Statement dated May 3, 1995.

Part IV                 Portions of PXRE Corporation's Proxy Statement dated April 22, 1994.

Part IV                 Portions of PXRE Corporation's Proxy Statement dated April 23, 1993

Part IV                 Portions of PXRE Corporation's Proxy Statement dated April 12, 1991.

Part IV                 Portions of PXRE Corporation's Proxy Statement dated April 13, 1990.

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

        PXRE Corporation ("PXRE"), through its wholly-owned subsidiary PXRE Reinsurance Company ("PXRE Reinsurance"), provides reinsurance products and services to a national and international marketplace, principally on commercial and personal property risks and marine and aviation risks, with a particular focus on catastrophe-related coverages. PXRE solicits its treaty and facultative reinsurance business from the worldwide brokerage market. PXRE also employs its property reinsurance underwriting expertise and generates management fee income by managing business for other insurers and reinsurers. See "Business--Retrocession Agreements."

        PXRE was  organized  in July 1986 as a Delaware  corporation  by Phoenix
Home Life Mutual Insurance Company ("Phoenix Home Life") to succeed, through PXRE Reinsurance, to the property and casualty reinsurance business carried on since 1982 by Phoenix General Insurance Company, formerly a wholly-owned subsidiary of Phoenix Home Life. As of March 21, 1997, Phoenix Home Life owned less than 5% of the outstanding common stock of PXRE.

        In November 1993, PXRE sponsored the initial public offering of Transnational Re Corporation ("TREX") to raise capital and take advantage of favorable conditions in the worldwide retrocessional reinsurance market. PXRE, through PXRE Reinsurance, retained a 21% ownership position in TREX and had responsibility for the day-to-day operations of TREX, including all the reinsurance operations of its subsidiary, Transnational Reinsurance Company ("Transnational Reinsurance"). TREX and Transnational Reinsurance had no paid employees.

        On December 11, 1996, PXRE completed the merger of TREX with and into PXRE (the "Merger"), pursuant to which each share of common stock of TREX was converted into the right to receive 1.0575 shares of PXRE common stock. The Merger resulted from the realization by the management and Boards of Directors of both PXRE and TREX that conditions had become more competitive in the retrocessional reinsurance marketplace, and that the reinsurance markets, rating agencies and the capital markets are placing increased importance on the size and financial strength of reinsurance companies, which size and financial strength would be augmented by the Merger. Following the Merger, Transnational Reinsurance became a wholly-owned subsidiary of PXRE Reinsurance. The Merger has been accounted for using the purchase method of accounting; therefore net income of TREX (including Transnational Reinsurance) has been included in PXRE's consolidated results of operations from the date of acquisition.

INDUSTRY BACKGROUND

        Primary insurers and certain reinsurers (also known as ceding companies) purchase reinsurance principally to reduce their liability on individual risks, to protect themselves against catastrophic losses and to enhance their ratio of total net liabilities to capital and surplus. In consideration for providing reinsurance, PXRE receives a share of the premiums written by the ceding company. In certain instances, PXRE in turn purchases reinsurance protection from other reinsurers pursuant to retrocession agreements and surrenders to such reinsurers a portion of the premiums it receives from ceding companies.

        There are two principal types of reinsurance: facultative reinsurance and treaty reinsurance. In facultative reinsurance, the reinsurer separately underwrites each individual risk. In treaty reinsurance, the reinsurer and the ceding company negotiate a contractual arrangement which reinsures a specified portion of a type or category of risk. In the underwriting of treaty reinsurance, the reinsurer does not separately evaluate each individual risk assumed, as it must in the underwriting of facultative reinsurance, and in general depends on the original underwriting decisions made by the ceding company.

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

        Retrocessional reinsurance is reinsurance provided by one reinsurer (the retrocessionaire) to another reinsurer (the ceding company or retrocedent) who purchases retrocessional reinsurance for reasons similar to those that cause a primary insurer to purchase reinsurance: principally to reduce its liability on individual risks, to protect itself against catastrophic losses and to maintain acceptable regulatory ratios. In consideration for providing reinsurance, a retrocessionaire receives a share of the premiums written by the ceding company. While PXRE's retrocessional coverage focuses on the property market, PXRE also writes marine and aviation retrocessional reinsurance.

CORPORATE STRATEGY

        PXRE's strategy is to commit and withhold its underwriting capacity and to alter its mix of business at any given point in time to focus on business where management believes that above average underwriting results can be achieved, and to supplement its underwriting commitments and generate management fee income by managing business for other insurers and reinsurers.

        PXRE has been pursuing a strategy of focusing on catastrophe-related coverages. Catastrophe-related coverages include catastrophe coverage provided to ceding insurance companies and retrocessional catastrophe coverage provided to other reinsurers. This strategy had been designed to capitalize on the substantial improvements in pricing and other terms of these coverages which evolved following high levels of catastrophic loss activity experienced by the worldwide reinsurance industry. Coverage terms have been deteriorating since the beginning of 1995, in response to which PXRE has been contracting its premium volume. Rather than maximizing premium growth during periods of excess capacity, PXRE's management focuses its efforts on preserving a proper risk/reward ratio in the business it maintains, moving to layers of risk that are less affected by competitive pressures, or reducing commitments when necessary. For both 1996 and 1995, catastrophe-related coverages represented approximately 68% of PXRE's gross premiums written, as compared to 69% in 1994.

        PXRE has also been diversifying its exposures and taking advantage of business opportunities in international reinsurance markets. This business includes both reinsurance contracts protecting risks underwritten by United States ceding companies for the foreign operations of their United States insureds and reinsurance in which the reinsured is foreign-based. In December 1996, PXRE announced that it had, like several other U.S. companies, made an investment in the Lloyd's of London ("Lloyd's") market, forming a new syndicate (PG Butler Syndicate 1224). The new syndicate will have an initial capacity to underwrite 'L'35 million in annual premiums ($60 million at December 31, 1996 exchange rates) commencing with the 1997 renewal season. Management expects the syndicate will provide PXRE with access to Lloyd's worldwide licenses in insurance, reinsurance and surplus lines, create additional opportunities for PXRE and, in conjunction with PXRE's Brussels office, further strengthen PXRE's presence in the worldwide insurance and reinsurance markets. For both 1996 and 1995, international reinsurance (principally the United Kingdom, Continental Europe, Australia and Asia) represented approximately 71% of gross written premiums, compared to approximately 64% in 1994. See Note 12 of Notes to Consolidated Financial Statements.

        PXRE's   catastrophe   retrocessional   facilities  and  associated  net
exposures have fluctuated with PXRE's commitment and withholding of its underwriting capacity.

BUSINESS WRITTEN

        Substantially all of the reinsurance that PXRE currently writes is on property risks, both commercial and personal, and marine and aviation risks.
(Although   PXRE  has  written  some  casualty
reinsurance in the past, it substantially reduced its writing of such reinsurance in 1986 and currently confines its casualty reinsurance activities to the marine and aviation business.) Catastrophe coverage by its nature protects both commercial and personal property risks since such coverage protects a ceding company from an accumulation of individual losses (commercial and personal) arising from a catastrophic event. The majority of PXRE's pro rata and risk excess business is written on commercial property risks.

        Treaty reinsurance represents the major portion of PXRE's reinsurance portfolio. PXRE typically participates in treaties with other reinsurers. PXRE occasionally will underwrite 100% of a treaty, but it usually underwrites a substantially smaller percentage. PXRE believes that underwriting treaty reinsurance on this basis potentially involves less risk in the long-term than underwriting facultative reinsurance on the basis of an independent re-analysis of underwritten risks, due to the fact that the risks which generally are available for facultative reinsurance are usually more difficult to assess and often protect against more hazardous exposures than those available for treaty reinsurance. Emphasis on treaty reinsurance also allows PXRE to maintain a smaller staff than would be necessary to write the same volume of facultative reinsurance.

        PXRE's mix of business on a gross premiums written basis is set forth in the following table for the periods indicated:

                      DISTRIBUTION OF GROSS PREMIUMS WRITTEN


                                             Year Ended December 31,
                               -----------------------------------------------------
                                      1996              1995                1994
                                 --------------    --------------      --------------
Type of Business                 Amount  Percent  Amount   Percent   Amount    Percent
                                 ------  -------  ------   -------   ------     ------
                                        (in thousands, except percentages)
Reinsurance:
Treaty:
  Catastrophe-Related          $ 78,013    68.2%  $105,985    68.2%  $122,990     68.5%
  Pro Rata                        3,126     2.7      3,427     2.2      6,132      3.4
  Marine & Aviation              15,619    13.7     26,155    16.8     31,176     17.3
  Risk Excess                     9,278     8.1     10,894     7.0     11,163      6.2
Facultative                       8,312     7.3      8,919     5.8      8,225      4.6
Primary Insurance                    --      --         --      --         (2)       --
                               --------   -----   --------   -----   --------    -----
        Total                  $114,348   100.0%  $155,380   100.0%  $179,684    100.0%
                               ========   =====   ========   =====   ========    =====


        Catastrophe-related coverages experienced substantial improvements in pricing and other terms following high levels of catastrophic loss activity experienced by the worldwide reinsurance industry. Coverage terms have been deteriorating since the beginning of 1995. In response, PXRE has been moving to layers of risk that are less affected by competitive pressures, or reducing commitments when necessary, which has resulted in the contraction in premium volume for catastrophe-related coverages since 1994.

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

        PXRE also writes marine and aviation reinsurance, although its premium volume for these coverages has been contracting since 1994 in response to increasing competition.

        Facultative reinsurance premium volume has not changed significantly during the period and represented approximately 7% of PXRE's gross premiums written for 1996, up from 6% and 5% in 1995 and 1994, respectively, due to the contraction in premium volumes of other types of business.

RETROCESSIONAL AGREEMENTS

        The following table sets forth certain information regarding the volume of premiums PXRE has ceded to other reinsurers pursuant to retrocessional agreements for the periods indicated:


                                                            Year Ended December 31,
                                                 -----------------------------------------
                                                    1996          1995          1994
                                                 ---------    ---------      ---------
                                                                (in thousands)
Gross premiums written                            $114,348      $155,380      $179,684
Reinsurance premiums ceded:
    Managed business participants                   21,238        26,774        29,842
    Catastrophe coverage                             5,427         6,180        12,602
    TREX management agreement (1)                   19,965        24,790        28,722
                                                  --------     ---------      --------
       Total reinsurance premiums ceded             46,630        57,744        71,166
                                                  --------     ---------      --------
Net premiums written                              $ 67,718     $  97,636      $108,518
                                                  ========     =========      ========

----------------

(1) Consists of premiums written by PXRE and retroceded to Transnational Reinsurance as required by the management agreement to which such companies were parties prior to the Merger. See "Business--Management Agreement."

        PXRE has been able to increase its underwriting commitments and to generate management fee income by retroceding some of its underwritten risks to other reinsurers through various retrocessional arrangements whereby it manages business for such participants. In 1996, PXRE was a party to three such arrangements. The first such arrangement, which is subject to renewal each January 1 and which has been renewed effective January 1, 1997, is referred to as the AMA. The AMA is a pool consisting of a number of insurance companies (the "Pool"), for which PXRE acts as reinsurance manager. In 1996, the Pool was comprised of Merrimack Mutual Fire Insurance Company, Pennsylvania Lumbermens Mutual Insurance Company and NRMA Insurance Limited.

For 1997, Auto-Owners Insurance Company has been added to the Pool. It is PXRE's policy that in order to join the Pool, companies must have a rating by A.M. Best Company, Inc. ("A.M. Best") of "A-" or better, other than foreign companies, most of which (including the foreign participant in the AMA) are not rated by A.M. Best, an independent insurance industry rating organization which rates insurance companies upon factors of concern to policyholders. Under the terms of the agreements governing the Pool, if a participating company's rating falls below "A-", it generally will be required to withdraw from the Pool in the following year. PXRE receives, as reinsurance manager, a commission of 5% of premiums ceded, as well as a contingent profit commission equal to a percentage of any ultimate underwriting profits in connection with the reinsurance ceded. The contingent profit commission is paid over a three-year period and is subject to adjustment based on cumulative experience.

        The second such retrocessional arrangement, which was renewed effective January 1, 1997, is with Trenwick America Reinsurance Corporation ("Trenwick Group"). PXRE receives, as reinsurance manager, a management fee of 5% of premiums ceded, as well as a contingent profit commission equal to a percentage of any ultimate underwriting profits in connection with the reinsurance ceded. The contingent profit commission is paid over a three-year period and is subject to adjustment based on cumulative experience. Trenwick Group is currently rated "A+ (Superior)" by A.M. Best.

        The third such retrocessional arrangement is with Investors Reinsurance Ltd., a Barbados reinsurer ("Investors Re"), pursuant to which PXRE has agreed to offer to cede to Investors Re in each of the years 1996 through 2000 a quota share of PXRE's business. The quota share to be ceded to Investors Re in each such year will vary based upon, among other things, the volume of business written by PXRE, subject to a minimum annual cession. Pursuant to this arrangement, PXRE receives an override commission of 4.2% of premiums ceded as well as a profit commission equal to a percentage of the net profits in respect of the reinsurance ceded. Because Investors Re is not licensed in any jurisdiction in the United States, the retrocessional arrangement provides that a trust fund must be maintained and/or letters of credit established by Investors Re for the benefit of PXRE to secure Investors Re's obligations.

        The  following   table  sets  forth  PXRE's  earned   commissions   from
retrocessionaires pursuant to its three managed business arrangements (not including Transnational Reinsurance) for the periods indicated:

                                                     Year Ended December 31,
                                               --------------------------------
                                                1996          1995        1994
                                               ------        ------       -----
                                                       (in thousands)

Commission                                     $1,043        $1,376       $1,532
Contingent profit commission(1)                 2,477         1,515        2,096
                                               ------        ------       ------
   Total                                       $3,520        $2,891       $3,628
                                               ======        ======       ======

----------------

(1) Contingent profit commission is paid over a three-year period and is subject to adjustment based on cumulative experience under the AMA and Trenwick Group arrangements and is paid annually under the arrangement with Investors Re.

        In the past, PXRE has entered into other retrocessional arrangements providing catastrophic protection. In recent years, PXRE reduced, upon renewal, its own catastrophe retrocessional facilities and has borne the associated increase in net exposures. As the cost of catastrophe retrocessional facilities has declined since 1995, PXRE has again commenced selectively purchasing such coverage, although PXRE did not purchase any significant catastrophe retrocessional coverage in 1995 or 1996.

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

        At December 31, 1996, estimated losses recoverable (including incurred but not reported losses) from retrocessionaires were $18,065,000 including $2,432,000 of paid loss recoverables. Since its inception, PXRE has had minimal amounts of uncollectible reinsurance. It may not be appropriate to extrapolate future experience from such historical experience. In the event that retrocessionaires are unable to meet their contractual obligations, PXRE would be liable for such defaulted amounts.

MANAGEMENT AGREEMENT

        From November 8, 1993 until the Merger, PXRE Reinsurance was party to a management agreement (the "Management Agreement") with TREX and Transnational Reinsurance.

        Under the Management Agreement, PXRE Reinsurance had responsibility for the day-to-day operations of TREX and Transnational Reinsurance, including all the reinsurance operations of Transnational Reinsurance. TREX and Transnational Reinsurance did not have any operating properties, systems or paid employees. Pursuant to the Management Agreement, PXRE Reinsurance provided all the operating facilities, systems, equipment and management and clerical employees required to conduct the businesses of TREX and Transnational Reinsurance. Following the Merger, Transnational Reinsurance is no longer writing any new reinsurance business. Premiums ceded to Transnational Reinsurance in 1996 and prior years will be retained by PXRE Reinsurance upon renewal in 1997.

        Transnational Reinsurance paid PXRE Reinsurance an annual basic management fee under the Management Agreement equal to 5% of gross premiums written (including reinstatement premiums less return premiums) of Transnational Reinsurance and its consolidated subsidiaries (if any) as reflected in Transnational Reinsurance's statutory quarterly and annual statements filed with state insurance authorities. TREX and Transnational Reinsurance also paid all expenses directly attributable to them, including a proportionate share of PXRE Reinsurance's rental expenses with respect to office space based on gross premiums written for the management year. PXRE's earned management fees from Transnational Reinsurance pursuant to the Management Agreement were $2,512,000, $3,526,000 and $3,364,000 for 1996, 1995 and 1994, respectively.

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

        The following table provides a reconciliation of beginning and ending loss and loss expense liabilities under GAAP for the fiscal years ended December 31, 1996, 1995 and 1994. PXRE does not discount such liabilities; that is, it does not calculate them on a present value basis.


                                                              YEAR ENDED DECEMBER 31,
                                                           -----------------------------

                                                             1996       1995       1994
                                                            ------     ------     ------
                                                                   (IN THOUSANDS)

Gross GAAP liability for losses and
  loss expenses at beginning of year.....................  $72,719     $81,836    $71,739
Less: Gross reserves of subsidiary
  at date subsidiary was sold............................       --          --        297
Add: Gross provision for losses and loss expenses--
  Occurring in current year..............................   27,327      43,388     85,805
  Occurring in prior years...............................   10,510       5,982      6,746
                                                           -------    --------    -------
    Total gross provision(1).............................   37,837      49,370     92,551
                                                           -------    --------    -------
Less: Gross payments for losses and loss expenses--
  Occurring in current year..............................    6,469      16,886     44,337
  Occurring in prior years...............................   42,698      41,601     37,820
                                                           -------    --------    -------
    Total gross payments.................................   49,167      58,487     82,157
                                                           -------    --------    -------
Gross GAAP liability for losses
  and loss expenses at end of year.......................  $61,389     $72,719    $81,836
Add: Gross reserves of TREX
   at date of Merger(2)..................................    9,589         --         --
                                                           -------     -------    -------
    Total gross liability................................  $70,978     $72,719    $81,836
                                                           =======     =======    =======
Ceded GAAP liability for losses
  and loss expenses at end of year....................... (27,154)    (28,295)   (35,788)
Net GAAP liability for losses
  and loss expenses at end of year.......................  $43,824     $44,424    $46,048
                                                           =======     =======    =======
Foreign currency adjustment..............................    (145)        (86)      (124)
                                                           =======     =======    =======
Gross SAP liability for losses and
  loss expenses at end of year...........................  $70,833     $72,633    $81,712
                                                           =======     =======    =======

---------------
(1)      The  GAAP  provision  for losses and loss expenses includes net foreign
         currency exchange (losses) gains of ($41,000), $39,000   and ($338,000)
         for 1996, 1995 and 1994, respectively.

(2)      Liabilities assumed from TREX at December 11, 1996.


        The following table presents the development of PXRE's GAAP balance sheet liability for losses and loss expenses for the period 1986 through 1996 for PXRE and its predecessor. The top line of the table shows the liabilities at the balance sheet date for each of the indicated years. This reflects the estimated amounts of losses and loss expenses for claims arising in that year and all prior years that are unpaid at the balance sheet date, including losses incurred but not yet reported to PXRE. The upper portion of the table shows the cumulative amounts subsequently paid as of successive years with respect to the liability. The lower portion of the table shows the reestimated amount of previously recorded liability based on experience as of the end of each succeeding year. The estimates change as more information becomes known about the frequency and severity of claims for individual years. A redundancy (deficiency) exists when the reestimated liability at each December 31 is less (greater) than the prior liability estimate. The "cumulative redundancy

(deficiency)"   depicted  in  the  table,  for  any  particular  calendar  year, represents the aggregate change in the initial estimates over all subsequent calendar years.


        Each amount in the table below includes the effects of all changes in amounts for prior periods. For example, if a loss determined in 1989 to be $150,000 was first reserved in 1986 at $100,000, the $50,000 deficiency (actual loss minus original estimate) would be included in the cumulative redundancy (deficiency) in each of the years 1986-1988 shown below. This table does not present accident or policy year development data.

        Loss and loss expense liabilities for December 31, 1996, 1995, 1994, 1993, 1992 and 1991 are presented on a gross basis (excluding the effects of losses recoverable from retrocessionaires). Loss and loss expense liabilities for December 31, 1990 and prior periods are stated on a net basis (after deduction for losses recoverable from retrocessionaires) because gross incurred but not reported liability data were not developed by PXRE at any date prior to December 31, 1991 as it was not required for statutory reporting purposes. Furthermore, it is not practicable for PXRE currently to reconstruct this information.


                                                                       Year Ended December 31,
                             -------------------------------------------------------------------------------------------------------
                              1996     1995     1994      1993      1992      1991      1990      1989    1988      1987      1986
                             ------   ------   ------    ------    ------    ------    ------    ------  ------    ------    -----
                                                                    (in thousands, except percentages)
Liabilities for losses and
  loss expenses...........  $70,978  $72,719  $81,836   $71,442   $88,668   $62,664   $31,632   $37,963  $34,627   $30,301   $23,671

Cumulative amount of
  liability paid through:
  One year later..........            42,698   41,601    37,820    59,773    35,575    15,688    18,421   16,183    11,416     9,597
  Two years later.........                     58,968    54,400    79,926    48,393    25,466    28,178   21,597    19,107    12,212
  Three years later.......                               60,850    89,519    52,301    29,066    31,852   23,779    20,673    16,564
  Four years later........                                         94,261    55,022    30,117    33,980   24,689    21,280    17,175
  Five years later........                                                   56,976    31,528    34,434   25,980    21,783    17,574
  Six years later.........                                                             32,137    35,408   26,085    22,632    17,821
  Seven years later.......                                                                       36,003   26,531    22,724    18,584
  Eight years later.......                                                                                27,167    22,955    18,745
  Nine years later........                                                                                          23,435    19,139
  Ten years later.........                                                                                                    19,083

Liabilities reestimated as of:
  One year later..........            83,228   87,818    78,188   101,423    67,165    33,874    37,211   31,863    28,663    20,688
  Two years later.........                     87,750    76,902   103,632    62,262    33,726    37,800   29,506    26,765    19,549
  Three years later.......                               74,683   105,165    62,827    33,488    36,588   27,944    25,354    19,185
  Four years later........                                        103,801    63,032    33,682    36,881   27,480    23,829    19,370
  Five years later........                                                   62,593    34,310    37,023   27,751    23,604    19,000
  Six years later.........                                                             33,777    37,667   27,878    23,874    18,838
  Seven years later.......                                                                       37,166   28,063    23,898    19,207
  Eight years later.......                                                                                27,959    24,018    19,448
  Nine years later........                                                                                          23,954    19,603
  Ten years later.........                                                                                                    19,507

Gross cumulative redundancy
  (deficiency) through
  December 31, 1996:
  Amount..................          (10,509)  (5,914)   (3,241)  (15,133)        71        NA        NA       NA        NA        NA
  Percentage..............             (14%)     (7%)      (5%)     (17%)        0%        NA        NA       NA        NA        NA
Retrocessional recoveries.             7,260    2,467     1,924     3,515   (1,584)        NA        NA       NA        NA        NA

Net cumulative redundancy
  (deficiency) through
  December 31, 1996:
                                     ------   ------    ------   -------    ------    ------        ---    -----     -----     -----
  Amount..................           (3,249)  (3,447)   (1,317)  (11,618)   (1,513)   (2,145)       797    6,668     6,347     4,164
  Percentage..............              (7%)     (7%)      (3%)     (33%)      (4%)      (7%)        2%      19%       21%       18%

        During 1996, PXRE incurred development from prior year losses amounting to $3,249,000 primarily due to Hurricanes Marilyn and Luis. During 1995, PXRE incurred development from prior year losses amounting to $4,311,000 primarily as a result of losses from the Northridge earthquake. During 1994, PXRE incurred development from prior year losses amounting to $3,261,000 primarily as a result of marine pro rata losses and 1993 Midwest flood activity. During 1993, PXRE's management strengthened the liability for incurred but not reported losses occurring in prior years by $10,499,000, of which approximately $5,394,000 was the result of additional information received with respect to Hurricanes Andrew and Iniki and approximately $3,330,000 was the result of losses under a number of pro rata reinsurance treaties. During 1992, PXRE's management strengthened the liability for incurred but not reported losses occurring in prior years by $2,355,000 of which $2,036,000 was the result of additional information received with respect to losses under a number of pro rata reinsurance treaties. In 1991, PXRE's management strengthened the liability for losses and loss expenses occurring in prior years by $2,242,000, of which $1,196,000 was due to unfavorable development experienced on PXRE's marine and aviation reinsurance business. PXRE commenced writing marine and aviation reinsurance in 1988 and estimated the amounts of losses and loss expenses for claims on such business during 1988 and subsequent periods based on cumulative experience as of such time. As more information became available, prior estimates were revised. Approximately $740,000 of the balance of the liability strengthening in 1991 was attributable to changes in 1991 in the loss amounts applicable to catastrophes which occurred in 1989 and 1990,years impacted by high levels of catastrophe loss activity. Management of PXRE believes that the strengthening of reserves in fiscal years 1991 through 1996 is attributable to the factors described above and not to any material changes in reserving methods or assumptions. Management of PXRE further believes that the cumulative reserve redundancies during the period 1986 through 1989 demonstrated by the above table was attributable principally to significant changes in primary insurance rates commencing in 1985 and a favorable change in loss activity during the period.

        PXRE's management believes that its overall liability for losses and loss expenses at December 31, 1996, is adequate. In contrast to casualty losses, which frequently are slow to be reported and may be determined only through the lengthy, unpredictable process of litigation, property losses tend to be reported more promptly and usually are settled within a shorter time period. However, the estimation of losses for catastrophe reinsurers is inherently less reliable than for reinsurers of risks which have an established historical pattern of losses. In addition, insured events which occur near the end of a reporting period, as well as, with respect to PXRE's retrocessional book of business, the significant delay in losses being reported to insurance carriers, reinsurers and finally retrocessionaires, require PXRE to make estimates of losses based on limited information from ceding companies and based on its own underwriting data. Because of the inherent uncertainty in the reserving process, as well as PXRE's writings of a small amount of casualty reinsurance, there is a risk that PXRE's liability for losses and loss expenses could prove to be inadequate in any year, with a consequent adverse impact on future earnings and stockholders' equity. Moreover, such risk could be exacerbated to the extent management of PXRE forgoes catastrophe retrocessional coverage. Also, conditions and trends that have affected reserve development in the past may not necessarily occur in the future. Accordingly, it would not be appropriate to extrapolate future redundancies or deficiencies based on the foregoing.

INVESTMENTS

        PXRE's management has established general procedures and guidelines for its investment portfolio and oversees investment management carried out by Phoenix Duff & Phelps Corporation ("Phoenix Duff & Phelps"), a public majority-owned subsidiary of Phoenix Home Life. Although these investment guidelines stress conservation of principal, diversification of risk, and liquidity, investments are subject to market-wide risks and fluctuations, as well as to risk inherent in particular securities. As at December 31,1996, PXRE's investment portfolio consisted primarily of fixed maturities and short-term investments. In 1994, PXRE's Board of Directors approved a resolution allowing PXRE to invest up to 15% of its consolidated net worth in equities. As at December 31, 1996, PXRE had invested $6,850,000 in equity securities. The investment policies and all investments of PXRE are approved by its Board of Directors.

              The following table summarizes the investments of PXRE at December 31, 1996 and 1995:

                             ANALYSIS OF INVESTMENTS


                                               December 31, 1996     December 31, 1995
                                              -------------------    -------------------
                                               Amount  Percent       Amount    Percent
                                               ------  -------       ------    -------
                                                 (in thousands, except percentages)

Fixed maturities (at amortized cost):
   United States government securities         $180,519    39.2%     $165,406     62.9%

   United States government agency
     mortgage and asset-backed securities        87,861    19.1        50,942     19.3

   Other mortgage and asset-backed securities    55,314    12.0

   Obligations of states and political
     subdivisions                                70,268    15.2           --        --
                                               --------   -----      --------    -----
        Total fixed maturities                  393,962    85.5       216,348     82.2
Equity securities (at cost)                       6,850     1.5         5,000      1.9
Short-term investments                           59,792    13.0        41,722     15.9
                                               --------   -----      --------    -----
        Total investments                      $460,604   100.0%     $263,070    100.0%
                                               ========   =====      ========    =====


        In 1995, PXRE sold its holdings of municipal bonds and reinvested the proceeds principally in treasury securities. In 1996, PXRE acquired municipal bonds from TREX as part of the assets and liabilities received as a result of the Merger.

        The following table indicates the composition of PXRE's fixed maturity investments (at amortized cost), including short-term investments, by time to maturity at December 31, 1996 and 1995:

                     COMPOSITION OF INVESTMENTS BY MATURITY




                                          December 31, 1996     December 31, 1995
                                         -------------------    -------------------
                                          Amount    Percent       Amount    Percent
                                          ------    -------       ------    -------
                                                 (in thousands, except percentages)
Maturity(1)
-----------
One year or less                          $ 89,868      19.8%     $50,694      19.7%
Over 1 year through 5 years                151,500      33.4       89,860      34.8
Over 5 years through 10 years               58,449      12.9       66,574      25.8
Over 10 years through 20 years              10,762       2.4           --        --
                                         ---------     -----     --------     -----
                                           310,579      68.5      207,128      80.3

United States government agency
   and other mortgage and asset-backed     143,175      31.5       50,942      19.7
   securities                            ---------     -----     --------     -----

       Total                             $453,754      100.0%     $258,070    100.0%
                                         =========     =====     =========    =====

----------
(1)   Based on stated maturity dates with no prepayment assumptions.

        The average market yield to maturity of PXRE's fixed maturities portfolio at December 31, 1996 and December 31, 1995 was 5.7% and 5.3%, respectively. At December 31, 1996, the fair value of PXRE's fixed maturities portfolio exceeded its amortized cost by $589,000. At December 31, 1995, the fair value of PXRE's fixed maturities portfolio exceeded its amortized cost by $5,009,000.

        The following table indicates the composition of PXRE's fixed maturities portfolio (at amortized cost), excluding short-term investments, by rating at December 31, 1996 and 1995:

               COMPOSITION OF FIXED MATURITIES PORTFOLIO BY RATING


                                          December 31, 1996     December 31, 1995
                                         -------------------    -------------------
                                          Amount    Percent       Amount    Percent
                                          ------    -------       ------    -------
                                                 (in thousands, except percentages)
Ratings(1)

United States government securities       $180,519      45.8%   $ 165,406     76.5%

United States government agency
  mortgage and asset-backed                 87,861      22.3       50,942     23.5
  securities

Other mortgage and asset-backed
  securities

  Aaa and/or AAA                            50,318      12.8           --        --
  Baa2 and/or BBB                            4,996       1.3           --        --

Obligations of states and political
  subdivisions

  Aaa and/or AAA                            30,726       7.8           --        --
  Aa and/or AA                              37,511       9.5           --        --
  A1 and/or A                                2,031       0.5           --        --
                                          --------     -----      --------    -----
       Total                              $393,962     100.0%     $216,348    100.0%
                                          ========     =====      ========    =====

----------------
(1) Ratings as assigned by Moody's Investors Service, Inc. ("Moody's") and Standard & Poor's Corporation ("S&P"), respectively. Such ratings are generally assigned upon the issuance of the securities, subject to revision on the basis of ongoing evaluations.

        PXRE's management continually evaluates the composition of the investment portfolio and repositions the portfolio in response to market conditions in order to improve returns while maintaining liquidity and superior credit quality. Consistent with the foregoing, in the first quarter of 1997, PXRE began to further diversify its investment portfolio by reducing its investments in U.S. government securities and increasing its investment in equity securities and other types of debt securities.

MARKETING

       In the United States, PXRE currently reinsures both national and regional insurance and reinsurance companies headquartered mainly in the Northeast and Midwest. PXRE also provides reinsurance for international insurance and reinsurance companies principally headquartered in the United Kingdom, Continental Europe, Australia, and Asia.

      PXRE obtains most of its facultative business and substantially all of its treaty business through reinsurance intermediaries which represent reinsureds in negotiations for the purchase of reinsurance. None of the reinsurance intermediaries through which PXRE obtains business are authorized to arrange any business in the name of PXRE without PXRE's approval. PXRE pays such intermediaries or brokers commissions based on the amount of premiums and type of business ceded. These payments constitute part of PXRE's total acquisition costs and are included in its underwriting expenses. PXRE generally pays reinsurance brokerage fees believed to be comparable to industry norms.

        Approximately 21.1% and 14.9% of gross premiums written in fiscal year 1996 were arranged through the worldwide branch offices of Guy Carpenter & Company, Inc., a subsidiary of Marsh & McLennan Companies, Inc. and Alexander Howden Reinsurance Brokers Ltd., respectively. The commissions paid by PXRE to these intermediaries are generally at the same rates as those paid to other intermediaries.

COMPETITION

        The reinsurance industry is highly competitive and is undergoing a variety of challenging developments. The industry has in recent years moved toward greater consolidation as ceding companies have placed increased importance on size and financial strength in the selection of reinsurers. Additionally, reinsurers are tapping new markets and complementing their range of traditional reinsurance products with innovative new products which bring together capital markets and reinsurance experience. PXRE competes with numerous major international and domestic reinsurance and insurance companies. These competitors, many of which have substantially greater financial, marketing and management resources than PXRE, include independent reinsurance companies, subsidiaries, or affiliates of established worldwide insurance companies, reinsurance departments of certain commercial insurance companies, and underwriting syndicates. PXRE also may face competition from new market entrants or from market participants that determine to devote greater amounts of capital to the types of business written by PXRE.

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

        In December 1996, after the announcement of the Merger, A.M. Best affirmed PXRE Reinsurance's rating of "A (Excellent)". Management believes that this rating enhances the competitive position of PXRE Reinsurance. A.M. Best is an independent insurance rating organization whose ratings are based on an analysis of the financial condition and operating performance of an insurance or reinsurance company as they relate to the industry in general. These ratings represent an independent opinion of a company's financial strength and ability to meet its obligations to policyholders, although such ratings may not reflect the considerations applicable to an investment in an insurance or reinsurance company. A.M. Best reviews its ratings at least annually and there can be no assurance that this rating will be maintained in the future.

OTHER OPERATIONS

              In March 1995, PXRE and TREX entered into a joint venture arrangement to trade in catastrophe futures and option contracts on the Chicago Board of Trade (the "CBOT"). As a result of the Merger, this venture is now wholly-owned by PXRE, which has committed $5 million to it. Although the venture has developed a number of trading strategies, the low level of activity in the CBOT market for catastrophe futures has kept trade volume to a minimum through December 31, 1996.

        In December 1996, PXRE completed its investment in Lloyd's, forming a new syndicate (PG Butler Syndicate 1224). The new syndicate will have an initial capacity to underwrite 'L'35 million in annual premiums ($60 million at December 31, 1996 exchange rates)commencing with the 1997 renewal season. Management expects the syndicate will provide PXRE with access to Lloyd's worldwide licenses in insurance, reinsurance and surplus lines, create additional opportunities for PXRE and, in conjunction with PXRE's Brussels office, further strengthen PXRE's presence in the worldwide insurance and reinsurance markets. The syndicate will employ the same underwriting philosophy as PXRE and will expand and contract its writings according to the adequacy of pricing for given exposures. In the current competitive environment, the syndicate is not expected to utilize its full underwriting capacity. In connection with the capitalization of the syndicate, PXRE has placed on deposit $42,975,000 of U.S. government securities as collateral for Lloyd's. In addition, PXRE obtained a letter of credit for the benefit of Lloyd's in the amount of $15,355,000, which is collateralized by U.S. government securities in approximately the same amount. Management of PXRE anticipates that the results of the syndicate will be reported on a quarter lag.

REGULATION

        PXRE, PXRE Reinsurance and Transnational Reinsurance are subject to regulation under the insurance statutes of various states, including Connecticut, the domiciliary state of PXRE Reinsurance and Transnational
Reinsurance. The regulation and supervision to which PXRE Reinsurance and Transnational Reinsurance is subject relate primarily to the standards of solvency that must be met and maintained, licensing requirements for reinsurers, the nature of and limitations on investments, restrictions on the size of risks which may be insured, deposits of securities for the benefit of a reinsured, methods of accounting, periodic examinations of the financial condition and affairs of reinsurers, the form and content of reports of financial condition required to be filed, and reserves for losses, and other purposes. In general, such regulation is for the protection of the reinsureds and, ultimately, their policyholders, rather than investors.

        In addition, PXRE, PXRE Reinsurance and Transnational Reinsurance are subject to regulation by state insurance authorities under the insurance statutes and insurance holding company statutes of various states, including Connecticut. These laws and regulations vary from state to state, but generally require an insurance holding company and insurers and reinsurers that are subsidiaries of an insurance holding company to register with the state regulatory authorities and to file with those authorities certain reports including information concerning their capital structure, ownership, financial condition, and general business operations. Moreover, PXRE Reinsurance and Transnational Reinsurance may not enter into certain transactions, including certain reinsurance agreements, management agreements, and service contracts, with members of its insurance holding company system, unless it has first notified the Connecticut Insurance Commissioner of its intention to enter into any such transaction and the Connecticut Insurance Commissioner has not disapproved of such transaction within the period specified by the Connecticut insurance statute. Among other things, such transactions are subject to the requirements that their terms be fair and reasonable, charges or fees for services performed be reasonable and the interests of policyholders not be adversely affected.

        State laws also require prior notice or regulatory agency approval of direct or indirect changes in control of an insurer, reinsurer, or its holding company, and of certain significant intercorporate transfers of assets within the holding company structure.An investor who acquires shares representing or convertible into more than 10% of the voting power of the securities of PXRE would become subject to at least some of such regulations, would be subject to approval by the Connecticut Insurance Commissioner prior to acquiring such shares, and would be required to file certain notices and reports with the Commissioner prior to such acquisition.

        The principal sources of cash for the payment of operating expenses, debt service obligations, and dividends by PXRE are the receipt of dividends and net tax allocation payments from PXRE Reinsurance and Transnational Reinsurance. Under the Connecticut insurance laws, the maximum amount of dividends or other distributions that PXRE Reinsurance may declare or pay to PXRE, and that Transnational Reinsurance may declare or pay to PXRE Reinsurance, within any twelve-month period, without regulatory approval, is limited to the lesser of
(a) earned surplus or (b) the greater of 10% of policyholder surplus at December 31 of the preceding year, or 100% of net income for the twelve-month period ended December 31 of the preceding year, all determined in accordance with statutory accounting principles ("SAP"). Accordingly, the Connecticut insurance laws could limit the amount of dividends available for distribution by PXRE Reinsurance or Transnational Reinsurance without prior regulatory approval, depending upon a variety of factors outside the control of PXRE, including the frequency and severity of catastrophe and other loss events and changes in the reinsurance market, in the insurance regulatory environment and in general economic conditions. The maximum amount of dividends or distributions that PXRE Reinsurance may declare and pay in 1997, without regulatory approval, is $40,013,000. During 1996, $21,000,000 in dividends were paid by PXRE Reinsurance to PXRE. The maximum amount of dividends or distributions that Transnational Reinsurance may declare and pay in 1997, without regulatory approval, is $21,874,000. During 1996, $5,000,000 in dividends were paid by Transnational Reinsurance to TREX and $16,500,000 in dividends were paid by Transnational Reinsurance to PXRE Reinsurance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."


        Additionally, Connecticut adopted, effective September 28, 1994, regulations respecting certain minimum capital requirements, for property and casualty companies, based upon a model adopted by the National Association of Insurance Commissioners (the "NAIC"). The risk-based capital regulations provide for the use of a formula to measure statutory capital and surplus needs based on the risk characteristics of a company's products and investment portfolio to identify weakly capitalized companies. As at December 31, 1996, PXRE Reinsurance's surplus and Transnational Reinsurance's surplus substantially exceeded their respective calculated risk-based capital.

        In addition, from time to time various regulatory and legislative changes have been proposed in the insurance industry, some of which could have an effect on reinsurers. Among the proposals that have in the past been or are at present being considered are the possible introduction of federal regulation in addition to, or in lieu of, the current system of state regulation of insurers, the initiative to create a federally guaranteed disaster reinsurance pool prefunded by insurers, and proposals in various state legislatures (some of which proposals have been enacted) to conform portions of their insurance laws and regulations to various model acts adopted by the NAIC. Furthermore, the NAIC has commenced a project to codify statutory accounting practices, the result of which is expected to constitute the only source of "prescribed" statutory accounting practices. Accordingly, that project, which is expected to be completed in 1999, will likely change the definitions of what constitutes prescribed versus permitted statutory accounting practices and will likely result in changes to the accounting policies that insurance enterprises use to prepare their statutory financial statements. The NAIC is an organization which assists state insurance supervisory officials in achieving insurance regulatory objectives, including the maintenance and improvement of state regulation. PXRE is unable to predict what effect, if any, the foregoing developments may have on its operations and financial condition in the future.

        The NAIC's Insurance Regulatory Information System ("IRIS") was developed by a committee of state insurance regulators and is primarily intended to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies eleven industry ratios and specifies "usual values" for each ratio. Departure from the usual values on four or more of the ratios can lead to inquiries from individual state insurance commissioners as to certain aspects of an insurer's business. For the years ended December 31, 1996, 1995 and 1994, PXRE Reinsurance's results were within the usual values for each of the 11 ratios, except for one ratio in each of 1996 and 1994. PXRE's management believes these ratios fell outside the usual range in 1996 due to the increase in surplus after Transnational Reinsurance became a wholly-owned subsidiary of PXRE Reinsurance and in 1994 due largely to PXRE Reinsurance's expansion of net premiums written resulting from rate increases on new and renewal catastrophe-related business and financing transactions which generated capital to support these writings. During this period, Transnational Reinsurance's results were within the usual values for each of the 11 ratios.

EMPLOYEES

        PXRE employs 53 full-time employees. None of PXRE's employees is represented by a labor union, and management considers its relationship with its employees to be excellent.

ITEM 2. PROPERTIES

        PXRE leases a total of approximately 28,400 square feet of office space in Edison, New Jersey (PXRE's corporate headquarters), New York, New York (a satellite office), London, England and Brussels, Belgium. The Edison, New Jersey lease, which covers approximately 24,000 square feet of office space, was signed in 1994 and is for a term of 15 years at a fixed annual rent of approximately $370,000 (inclusive of basic electricity) and additional rents on account of PXRE's proportionate share of increases in building operating expenses and property taxes over calendar year 1994.

ITEM 3. PENDING LEGAL PROCEEDINGS

        PXRE is not a party to any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Merger and an amendment to the Restated Certificate of Incorporation of PXRE were submitted to a vote of the stockholders of PXRE, and approved, at a special stockholders' meeting held December 9, 1996.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Since December 31, 1996, PXRE's common stock has been listed on the New York Stock Exchange under the symbol "PXT". Prior to December 31, 1996, PXRE's common stock was traded on The NASDAQ Stock Market under the symbol "PXRE". The following table sets forth for the periods indicated the high and low bid quotations for PXRE's common stock as reported by NASDAQ and cash dividends per share of common stock declared and subsequently paid:


                                               Bid Price
                                              ------------
                                            High         Low              Dividends
1995:
First Quarter                             28.75          21.75               0.15
Second Quarter                            26.50          21.00               0.15
Third Quarter                             29.75          23.50               0.15
Fourth Quarter                            27.50          22.75               0.18

1996:
First Quarter                             28.00          24.00               0.18
Second Quarter                            27.00          23.75               0.18
Third Quarter                             24.50          22.25               0.18
Fourth Quarter                            25.50         22.875               0.21


        These prices represent quotations by dealers and do not include markups, markdowns, or commissions, and do not necessarily represent actual transactions. As of March 21, 1997, there were 13,929,504 shares of the common stock issued and outstanding, which shares were held by approximately 150 shareholders of record and, based on PXRE's best information, in excess of 2,200 beneficial owners of the common stock. See Notes 10 and 11 of Notes to Consolidated Financial Statements for information with respect to shares reserved for issuance under employee benefit and stock option plans.

        Beginning in the fourth quarter of 1989, PXRE has each quarter declared and subsequently paid cash dividends on its common stock. The dividend rate, which initially was $0.05 per share, was increased in the fourth quarter of 1993 to $0.075 per share, in the fourth quarter of 1994 to $0.15 per share, in the fourth quarter of 1995 to $0.18 per share, and in the fourth quarter of 1996 to $0.21 per share.

        The payment of dividends on the common stock is subject to the discretion of the Board of Directors which will consider, among other factors, PXRE's operating results, overall financial condition, capital requirements and general business conditions. There can be no assurance that dividends will be paid in the future.

              As a holding company, PXRE is largely dependent upon dividends and net tax allocation payments from PXRE Reinsurance and Transnational Reinsurance to pay dividends to PXRE's shareholders. PXRE Reinsurance and Transnational Reinsurance are subject to state laws that may restrict their ability to distribute dividends. In addition, certain covenants in the indenture governing PXRE's Senior Notes may restrict PXRE's ability to pay dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and "Business--Regulation" for further information concerning restrictions contained in the indenture governing PXRE's Senior Notes and under state insurance law.

ITEM 6. SELECTED FINANCIAL DATA.



                                                         Year Ended December 31,
                                       --------------------------------------------------------
                                           1996        1995       1994     1993         1992
                                           (1)                          (2)(3)(4)(5) (2)(3)(5)
                                           ----        ----       ----  ------------  --------
                                             (in thousands, except per share data and ratios)
INCOME STATEMENT DATA:
Gross premiums written                   $114,348    $155,380   $179,684   $116,975   $100,951
Premiums ceded                             46,630    (57,744)   (71,166)   (39,469)   (51,320)
                                         --------    --------   --------   --------   --------
Net premiums written                       67,718      97,636    108,518     77,506     49,631
Change in unearned premiums                 5,078       (494)      2,083      1,422    (1,196)
                                         --------    --------   --------   --------   --------
Net premiums earned                        72,796      97,142    110,601     78,928     48,435
Net investment income                      16,782      14,730     13,786      8,011      5,083
Net realized investment gains (losses)         94          85    (1,164)    (1,526)        392
Gain on sale of subsidiary(4)                  --          --         --     10,564         --
Management fee(1)                           6,032       6,417      6,992      3,158        809
Agency commissions                             --          --         --         --        257
                                         --------    --------   --------   --------   --------
          Total revenues                   95,704     118,374    130,215     99,135     54,976
                                         --------    --------   --------   --------   --------
Losses and loss expenses incurred          18,564      34,716     52,647     40,570     39,778
Commissions and brokerage                  12,874      13,251     15,026     13,339     13,162
Other operating expenses                   12,262      11,237      8,365      8,917      9,332
Interest expense                            6,957       7,143      7,789      2,740        319
                                         --------    --------   --------   --------   --------
          Total losses and expenses        50,657      66,347     83,827     65,566     62,591
                                         --------    --------   --------   --------   --------
Income (loss) before income taxes,
  equity in net earnings of TREX and
  cumulative effect of accounting change   45,047      52,027     46,388     33,569    (7,615)

Equity in net earnings of TREX(4)           3,898       5,948      4,141         84         --

Income tax provision (benefit)             15,644      18,189     15,700     11,008    (3,322)
                                         --------    --------   --------   --------   --------
Net income (loss)
   (before cumulative effect
   of accounting change)                   33,301      39,786     34,829     22,645    (4,293)
Cumulative effect of adopting FASB
  No. 109                                      --          --         --         --       433
                                         --------    --------   --------   --------   --------
Net income (loss)                        $ 33,301    $ 39,786    $34,829   $ 22,645  $ (3,860)
                                         ========    ========    =======   ========  ========
Preferred stock dividend(6)                     0         599      2,005      2,056     1,419
                                         ========    ========    =======   ========  ========
Net income (loss) available to common
   stockholders (before cumulative
effect of accounting change)             $ 33,301    $ 39,187    $32,824   $ 20,589  $ (5,712)
                                         ========    ========    =======   ========  ========


                                                         Year Ended December 31,
                                       --------------------------------------------------------
                                           1996        1995       1994     1993         1992
                                           (1)                          (2)(3)(4)(5) (2)(3)(5)
                                           ----        ----       ----  ------------  --------
                                             (in thousands, except per share data and ratios)
Ratio of earnings to fixed charges(7)      7.15        7.90        6.73        12.12        --

Ratio of earnings to combined fixed
  charges and preferred dividends(7)       7.15        7.04        4.90         6.02        --

Primary earnings per common share:
   Net income (loss)
   (before cumulative effect
   of accounting change)                $  3.68     $  4.74     $  4.89      $  3.34  $  (1.48)
   Cumulative effect of accounting
    change                                   --         --           --           --      0.11
                                        -------     -------     -------      -------  --------
   Net income (loss)                    $  3.68     $  4.74     $  4.89      $  3.34  $  (1.37)
                                        =======     =======     =======      =======  ========
   Average common shares
    outstanding(6)                        9,046       8,275       6,710        6,170     3,851
                                        =======     =======     =======      =======  ========
Fully diluted earnings per common
share:
   Net income (loss)
   (before cumulative effect
   of accounting change)               $  3.68     $  4.48      $  3.94      $  2.70  $  (1.48)
   Cumulative effect of accounting
    change                                  --          --           --           --      0.11
                                        -------     -------     -------      -------  --------
   Net income (loss)                   $  3.68     $  4.48      $  3.94      $  2.70  $  (1.37)
                                        =======     =======     =======      =======  ========
   Average common shares
   outstanding(1)                        9,060       8,874        8,847        8,380     3,851
                                        =======     =======     =======      =======  ========

Cash dividends per common share        $  0.72     $  0.63     $  0.375     $  0.225   $  0.20

OTHER OPERATING DATA:

GAAP loss ratio(8)                        25.5%       35.7%        47.6%        51.4%     82.1%
GAAP underwriting expense ratio(8)        26.2%       18.6%        14.8%        24.2%     44.2%
                                        -------     -------     -------      -------  --------
GAAP combined ratio(8)                    51.7%       54.3%        62.4%        75.6%    126.3%
                                        =======     =======     =======      =======  ========

                                                       As of December 31,

                                     ---------------------------------------------------------
                                        1996        1995        1994          1993       1992
                                        ----        ----        ----          ----       ----
BALANCE SHEET DATA:

Cash and investments                  $467,078    $269,089     $231,789     $248,949  $ 81,994
Total assets                           543,324     393,465      353,794      349,251   205,484
Losses and loss expenses                70,977      72,719       81,836       71,442    88,668
Note payable                            64,725      67,775       69,700       75,000     5,250
Total stockholders' equity             357,678     211,162      166,771      142,690    69,728
Book value per common share           $  25.63    $  24.15     $  21.27    $   18.06  $  11.20
Statutory capital and surplus of
   PXRE Reinsurance                   $400,133    $250,231     $211,988     $185,844  $ 65,221

--------------------------------
(1) On December 11, 1996, PXRE merged with TREX. The Merger has been accounted for as a purchase. Accordingly, TREX has been included in PXRE's consolidated results of operations from the date of acquisition, which resulted in incremental earnings of $1,253,000 in 1996. For the period from January 1, 1996 until December 11, 1996, PXRE recorded equity in net earnings of TREX amounting to $3,898,000. Fully diluted average shares outstanding reflects the shares issued to holders of TREX common shares in connection with the Merger. Included in management fee was $2,512,000, $3,526,000 and $3,364,000 in 1996, 1995
         and 1994, respectively, earned from TREX prior to the Merger.

(2) Effective January 1, 1993, PXRE adopted the FASB's SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts". As a result of such adoption, PXRE effected a December 31, 1992 balance sheet reclassification to assets of $53,314,969 of reinsurance recoverables on losses and loss expense liabilities and $5,529,292 of ceded unearned premiums in 1992, which were previously deducted from liabilities. The adoption of SFAS No. 113 had no effect on PXRE's net income for the years ended December 31, 1993 or 1992.

(3) The FASB's Emerging Issues Task Force ("EITF") reached a consensus on July 22, 1993 regarding Issue No. 93-6, "Accounting for Multiple-Year Retrospectively-Rated Contracts by Ceding and Assuming Enterprises." The EITF consensus requires that affected companies should accrue the lesser of termination penalties or the effect of prospective adjustments in rates or coverages triggered by the loss event in the period that a loss is recorded. The EITF mandate required adoption of this consensus no later than the third quarter of 1993. As described in
         Note 2 to PXRE's Consolidated Financial Statements for the year ended December 31, 1993, PXRE had certain retrocessional catastrophe coverage for its principal types of business. Certain of these contracts provided for terms of three or more years and had contractual adjustments regarding rates and/or coverages when losses are recovered under these contracts. Although PXRE was provided with the opportunity to cancel some of these contracts without penalty, PXRE chose to continue the contracts to obtain the coverage provided thereunder. Accordingly, PXRE believed that the appropriate application of the EITF's consensus was to record in the third quarter of 1992 incremental premiums that resulted from Hurricane Andrew loss recoveries under these contracts. This change increased 1992 third quarter ceded earned premiums by $5,772,000, deferred income tax benefit by $1,962,000, net loss by $3,810,000 and loss per common share by $0.99. These adjustments were determined on the basis of losses estimated by PXRE at December 31, 1992. The financial statements for years prior to 1992 were not affected. Also, due to additional information received during the first six months of 1993 with respect to Hurricane Andrew losses, PXRE reported, in the second quarter of 1993, an additional $2,500,000 of ceded premium expenses through the application of the EITF consensus. The statutory capital and surplus of PXRE Reinsurance has not been adjusted.

(4) Until the fourth quarter of 1993, Transnational Reinsurance was a wholly-owned subsidiary of PXRE Reinsurance. On November 1, 1993, a registration statement relating to an initial public offering (the "Offering") by TREX of 5,750,000 shares of Class A common stock at $20.00 per share was declared effective. In conjunction with the formation of TREX and registration of TREX's Class A common stock in the Offering, all of the outstanding capital stock of Transnational Reinsurance was contributed by PXRE Reinsurance to TREX in exchange for the issuance of 1,535,848 shares of TREX's Class B common stock which caused PXRE Reinsurance's holdings of TREX's Class B common stock (when combined with the 100 shares of Class B common stock contributed to PXRE Reinsurance by PXRE in connection with the closing of the Offering) to constitute approximately 21% of all of the outstanding common stock of TREX immediately after the Offering. Thereafter, TREX, through Transnational Reinsurance, specialized principally in providing brokered property retrocessional reinsurance and marine and aviation retrocessional reinsurance in the United States and international markets pursuant to a Management Agreement with PXRE Reinsurance. As a result of this transaction, PXRE recorded a gain on sale in the fourth quarter of 1993 amounting to $10,564,000 on a pre-tax basis, representing the difference between PXRE Reinsurance's interest in the net assets of Transnational Reinsurance immediately after the Offering and the historical book value of its investment in Transnational Reinsurance. Subsequent to the Offering until December 11, 1996, PXRE accounted for its investment in TREX on the equity method as described in Note 1.

(5) During the second quarter of 1992, PXRE completed an offering of 1,059,800 depository shares, each representing 1/100 of a share of PXRE's Series A Cumulative Convertible Preferred Stock. The net proceeds of $24,403,000 were contributed to PXRE Reinsurance's surplus. During the first quarter of 1993, PXRE completed an offering of 2,300,000 shares of common stock. The net proceeds of $46,942,000 (except for $5,000,000 which was retained by PXRE for general corporate purposes) were contributed to PXRE Reinsurance's surplus. During the third quarter of 1993, PXRE completed an offering of $75,000,000 principal amount of 9.75% Senior Notes due 2003. The net proceeds of $72,150,000 (except for approximately $3,938,000 which was used by PXRE to repay all amounts outstanding under and retire a term loan facility and $15,000,000 which was retained by PXRE to provide support for debt service on the Senior Notes) were contributed to PXRE Reinsurance's surplus.

(6) During 1995, all of the outstanding shares of Series A Preferred Stock were converted into shares of PXRE's common stock. To date, these convertible preferred shares were the principal reason for the difference between primary and fully diluted earnings per share.

(7) The historical ratios of earnings to fixed charges were determined by dividing consolidated earnings by total fixed charges. For purposes of these computations (i) earnings consist of consolidated income before considering income taxes, fixed charges and minority interest and (ii) fixed charges consist of interest on indebtedness and that portion of rentals which is deemed by PXRE's management to be an appropriate interest factor. Earnings were inadequate to cover fixed charges by $7,615,000 for the year ended December 31, 1992. The historical ratios of earnings to combined fixed charges and preferred dividends were determined by dividing consolidated earnings by total fixed charges and preferred dividends. Earnings were inadequate to cover fixed charges and preferred dividends by $9,034,000 for the year ended December 31, 1992.

(8) The loss, underwriting expense and combined ratios included under "Other Operating Data" have been derived from the audited consolidated statements of income of PXRE prepared in accordance with GAAP.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

              PXRE provides reinsurance products and services to a domestic and international marketplace, with principal emphasis on commercial and personal property risks and marine and aviation risks, and with a particular focus on catastrophe-related coverages.

              PXRE exercises discipline in committing and withholding its underwriting capacity and altering its mix of business to concentrate its underwriting capacity at any given point in time on those types of businesses where management believes that above average underwriting results can be achieved. PXRE has been pursuing a strategy of focusing on catastrophe-related coverages in both the international and domestic markets.

              PXRE also generates management fee income by managing business for other insurers and reinsurers, either by accepting additional amounts of coverage on underwritten risks and retroceding such additional amounts to participants through various retrocessional arrangements or, in one case, until the Merger with TREX described below, by managing the underwriting and other day-to-day operations of a publicly-owned reinsurance group.

              At December 31, 1996, PXRE was a party to three such retrocessional arrangements. One such arrangement is with a group of insurers referred to as the AMA; another is with Trenwick Group; and a third arrangement is with Investors Re, a Barbados reinsurer. Under these arrangements, PXRE cedes some of its underwritten risks to the participants, subject to maximum aggregate liabilities per reinsurance program. PXRE receives a management fee or commission of 5% of premiums ceded (4.2% for Investors Re) and a percentage of any ultimate underwriting profits in connection with the reinsurance ceded. Under the arrangements with these participants, such percentage of ultimate underwriting profits is subject to adjustment based on cumulative experience. Future management fee income is dependent upon the amount of business ceded to the participants and the profitability of that business.

              In the past, PXRE has entered into other retrocessional arrangements providing catastrophic protection. In recent years, PXRE has reduced, upon renewal, its own catastrophe retrocessional facilities and has borne the associated increase in net exposures. As the cost of catastrophe retrocessional facilities has declined since 1995, PXRE has again commenced selectively purchasing such coverage, although PXRE did not purchase any significant catastrophe retrocessional coverage in 1995 or 1996.

              In November 1993, PXRE sponsored the initial public offering of TREX to raise capital and take advantage of favorable conditions in the worldwide retrocessional reinsurance market. PXRE, through PXRE Reinsurance, retained a 21% ownership position in TREX and had responsibility for the day-to-day operations of TREX, including all the reinsurance operations of its subsidiary,

Transnational Reinsurance under the Management Agreement. TREX and Transnational Reinsurance had no paid employees.

              Under the terms of the Management Agreement, Transnational Reinsurance shared in certain specified business of PXRE that was classified as property retrocessional reinsurance business, marine and aviation retrocessional reinsurance or marine and aviation reinsurance and facultative reinsurance. Transnational Reinsurance was also entitled to share similarly in other property reinsurance business, if any, which PXRE, from time-to-time, proposed that Transnational Reinsurance underwrite and which Transnational Reinsurance's Board of Directors approved.

              Transnational Reinsurance paid PXRE an annual basic management fee under the Management Agreement equal to 5% of gross premiums written (including reinstatement premiums less return premiums) of Transnational Reinsurance and its consolidated subsidiaries (if any) as reflected in Transnational Reinsurance's statutory quarterly and annual statements filed with state insurance authorities. TREX and Transnational Reinsurance also paid all expenses directly attributable to them, including a proportionate share of PXRE's rental expenses with respect to office space based on gross premiums written for the management year and time spent by officers and employees of PXRE in connection with the preparation of reports filed by TREX with the SEC and proxy materials and annual reports sent to TREX shareholders.

              On December 11, 1996, PXRE completed the Merger of TREX with and into PXRE, pursuant to which each share of common stock of TREX was converted into the right to receive 1.0575 shares of PXRE common stock. The Merger resulted from the realization by the management and Boards of Directors of both PXRE and TREX that conditions had become more competitive in the retrocessional reinsurance marketplace, and that the reinsurance markets, rating agencies and the capital markets are placing increased importance on the size and financial strength of reinsurance companies, which size and financial strength would be augmented by the Merger. Following the Merger, Transnational Reinsurance became a wholly-owned subsidiary of PXRE Reinsurance. The Merger has been accounted for using the purchase method of accounting; therefore net income of TREX (including Transnational Reinsurance) has been included in PXRE's consolidated results of operation from the date of acquisition.

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

              The estimation of losses for catastrophe reinsurers is inherently less reliable than for reinsurers of risks which have an established historical pattern of losses. In addition, insured events which occur near the end of a reporting period, as well as with respect to PXRE's retrocessional book of business, the significant delay in losses being reported to insurance carriers, reinsurers and finally retrocessionaires, require PXRE to make estimates of losses based on limited information from ceding companies and based on its own underwriting data. Because of the uncertainty in the process of estimating its losses from insured events, there is a risk that PXRE's liabilities for losses and loss expenses could prove to be inadequate, with a consequent adverse impact on future earnings and stockholders' equity. Additionally, as a consequence of its emphasis on property reinsurance, PXRE may forgo potential investment income because property losses are typically settled within a shorter period of time than casualty losses.

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

        As PXRE underwrites risks from a large number of insurers based on information generally supplied by reinsurance brokers, there is a risk of developing a concentration of exposure to loss in certain geographic areas prone to specific types of catastrophes. PXRE has developed systems and software tools to monitor and manage the accumulation of its exposure to such losses. Management has established guidelines for maximum tolerable losses from a single or multiple catastrophic event based on historical data; however, no assurance can be given that these maximums will not be exceeded in some future catastrophe.

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

        Premium receivables and loss reserves include business denominated in currencies other than U.S. dollars. PXRE is exposed to the possibility of significant claims in currencies other than U.S. dollars. While PXRE holds positions denominated in foreign currencies to mitigate, in part, the effects of currency fluctuations on its results of operations, it currently does not hedge its currency exposures before a catastrophic event which may produce a claim.

        PXRE relies primarily on cash dividends and net tax allocation payments from its subsidiaries PXRE Reinsurance and Transnational Reinsurance to pay its operating expenses, to meet its debt service obligations and to pay common stock dividends to PXRE's stockholders. The payment of dividends by PXRE Reinsurance to PXRE, and by Transnational Reinsurance to PXRE Reinsurance, is subject to limits imposed under the insurance laws and regulations of Connecticut, the state of incorporation and domicile of PXRE Reinsurance and Transnational Reinsurance, as well as certain restrictions arising in connection with PXRE's outstanding indebtedness.

        In the event the amount of dividends available, together with other sources of funds, are not sufficient to permit PXRE to meet its debt service, other obligations and to pay cash dividends, it would be necessary to obtain the approval of the Connecticut Insurance Commissioner prior to the payment of additional dividends by PXRE Reinsurance (or Transnational Reinsurance). If such approval were not obtained, PXRE would have to adopt one or more alternatives, such as refinancing or restructuring its indebtedness or seeking additional equity. There can be no assurance that any of these strategies could be effected on satisfactory terms, if at all.

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

COMPARISON OF 1996 AND 1995


                                                          Year Ended December 31,
                                                          -----------------------
                                                          1996               1995   Decrease
                                                          ----               ----   --------
                                                         (in thousands)                 %
Gross premiums written                                 $114,348          $155,380    (26.4)

        Ceded premiums:
        --------------
               Managed business participants             21,238            26,774    (20.7)
               TREX Management Agreement                 19,965            24,790    (19.5)
               Catastrophe coverage                       5,427             6,180    (12.2)
                                                       --------          --------
                     Total reinsurance premiums
                      ceded                              46,630            57,744    (19.2)
                                                       --------          --------

Net premiums written                                   $ 67,718          $ 97,636    (30.6)
                                                       ========          ========

        Gross premiums written for 1996 decreased 26.4% to $114,348,000 from $155,380,000 for 1995. Net premiums earned for the year ended December 31, 1996, decreased 25.1% to $72,796,000 from $97,142,000 in the year-earlier period. Net premiums written for the year ended December 31, 1996, decreased 30.6% to $67,718,000 from $97,636,000 for the corresponding period of 1995. Gross written, net written and net earned premium for 1996 declined from prior-year levels reflecting the increasingly competitive business environment. PXRE continued its planned response to this situation by withdrawing capacity from areas of coverage not offering appropriate compensation for the exposure. Management anticipates that this trend will continue during 1997, although business written by PXRE's newly-established Lloyd's syndicate (PG Butler Syndicate 1224) is expected to partially cushion reductions elsewhere in PXRE's business. Net premiums written and earned were also adversely affected by a $3,798,000 reduction in reinstatement premiums resulting from a reduced level of loss activity in 1996, as well as by $2,522,000 of cessions related to the new retrocessional arrangement with Investors Re.

        Premiums ceded by PXRE to its managed business participants decreased 20.7% to $21,238,000 for 1996 compared with $26,774,000 for 1995. The decrease in premiums ceded to these programs was due to the decrease in the amount of premiums written by PXRE. During 1996, prior to the Merger, PXRE ceded $19,965,000 of premiums compared to $24,790,000 during the twelve months of 1995 to Transnational Reinsurance in lieu of direct reinsurance writings by Transnational Reinsurance. In 1997, premiums which prior to the Merger would have been ceded to Transnational Reinsurance will be retained in the consolidated PXRE results. Management fee income from all sources for 1996 decreased to $6,032,000 from $6,417,000 in 1995. The decrease reflected lower premium volume, offset, in part, by an improvement in the profitability of business ceded to managed business participants. Included in management fee income was $2,512,000 earned from TREX in 1996 prior to the Merger and $3,526,000 in 1995.


        Ceded premiums for catastrophe programs for 1996 decreased 12.2% to $5,427,000 from $6,180,000 for the comparable period of 1995 primarily because of the lower cost of coverage purchased.

        The underwriting results of a property and casualty insurer are discussed frequently by reference to its loss ratio, underwriting expense ratio and combined ratio. The loss ratio is the result of dividing losses and loss expenses incurred by net premiums earned. The underwriting expense ratio is the result of dividing underwriting expenses (reduced by management fees, if any) by net premiums written for purposes of SAP and net premiums earned for purposes of GAAP. The combined ratio is the sum of the loss ratio and the underwriting expense ratio. A combined ratio under 100% indicates underwriting profits and a combined ratio exceeding 100% indicates underwriting losses. The combined ratio does not reflect the effect of investment income on operating results. The ratios discussed below have been calculated on a GAAP basis.

        The loss ratio was 25.5% for 1996 compared with 35.7% for 1995. Catastrophe losses were $18,487,000 gross and $9,166,000 net for 1996 and prior accident years as compared with $28,439,000 gross and $20,073,000 net for 1995 and prior accident years.

        Significant catastrophe and risk losses affecting the year ended December 31, 1996 loss ratio are as follows:


                                                                 AMOUNT OF LOSSES
                                                                 ----------------
LOSS EVENT                                                GROSS                  NET
----------                                                -----                  ---
                                                                  (in thousands)

Hurricanes Marilyn and Luis                               $8,064                $2,995
Hurricane Fran                                             4,218                 2,827
Northridge earthquake                                      1,646                 1,438
Eurotunnel fire                                            1,260                 1,022
Credit Lyonnais fire                                       2,669                   723


        Significant catastrophe and risk losses affecting the year ended December 31, 1995 loss ratio are as follows:


                                                               AMOUNT OF LOSSES
                                                               ----------------
LOSS EVENT                                                GROSS                  NET
----------                                                -----                  ---
                                                                  (in thousands)

Hurricane Marilyn                                        $13,463                $9,886
Northridge earthquake                                      8,899                 6,030
Hurricane Luis                                             5,119                 3,710
Milliken factory fire                                      7,314                 5,932


        The provision for losses and loss expenses includes the effect of foreign exchange movements on PXRE's liability for losses and loss expenses, resulting in a foreign currency exchange loss of $41,000 for 1996 compared to a gain of $39,000 for 1995.

        During 1996, PXRE experienced a deficiency of $3,249,000, net, for prior year losses and loss expenses primarily due to Hurricanes Marilyn and Luis. The loss ratio for 1995 was unfavorably affected by increases to reserves of $4,311,000, net, for prior year losses and loss expenses primarily from the 1994 Northridge earthquake.

        The underwriting expense ratio was 26.2% for 1996 compared with 18.6% for 1995. The increase was substantially due to the increased operating expenses discussed below and the decline in premiums earned. As a result of the above, the combined ratio was 51.7% for 1996 compared with 54.3% for 1995.

        Other operating expenses increased to $12,262,000 for 1996 from $11,237,000 in 1995. The operating expense increase for 1996 primarily reflects an increase of $301,000 related to changes in benefit plans, additional staff salaries, increased incentive compensation and other related benefits.

Included in other operating expenses were foreign currency exchange gains of $143,000 for 1996 compared to gains of $196,000 for 1995.

        Interest expense decreased to $6,957,000 in 1996 from $7,143,000 in 1995 due to PXRE Reinsurance's purchase of $3,050,000 par value of its parent company's 9.75% Senior Notes during the second and third quarters of 1996 at an average price of 106.1%.

        Net investment income for 1996 increased 13.9% to $16,782,000 from $14,730,000 for 1995. The increase in net investment income was caused by an increase in average investments for 1996 compared with the previous year, as well as an increase in PXRE's pre-tax investment yield to 6.4% for 1996 compared to 5.9% for 1995, both calculated using amortized cost and investment income before investment expenses. The increase in pre-tax investment yield primarily reflects the redeployment of PXRE's tax-exempt investment portfolio into taxable securities, including some higher yielding mortgage and asset-backed securities, in the fourth quarter of 1995 and throughout 1996. Net realized investment gains for 1996 were $94,000 compared with net realized gains of $85,000 for 1995. PXRE recorded directly to equity a $3,214,000 after-tax unrealized decrease in the value of its investment portfolio during 1996, reflecting the effect of an increase in interest rates during the first half of 1996.

        The net effects of foreign currency exchange fluctuations were gains of $102,000 in 1996 and gains of $235,000 for 1995. See "Management's
Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

        Net income for the year ended December 31, 1996 includes $3,898,000 which represents PXRE's approximately 22.1% equity share of TREX's net earnings through December 11, 1996 as compared with $5,948,000 representing PXRE's approximately 21.9% share of TREX's net earnings in 1995. Net income for 1996 also reflects $1,253,000 attributable to 100% of incremental earnings following the Merger on December 11, 1996 through the end of the year.

        For the reasons discussed above, net income was $33,301,000 for the year ended December 31, 1996 compared to net income of $39,786,000 for the year ended December 31, 1995. Primary net income per common share was $3.68 for 1996 compared to net income per common share of $4.74 for 1995 (after provision for cumulative dividends of $598,900 on the Series A Preferred Stock) based on average shares outstanding of 9,046,000 in 1996 and 8,275,000 in 1995. The change in the number of primary shares outstanding relates to the conversion of the preferred shares outstanding to common shares in the second quarter of 1995. Fully diluted net income per common share was $3.68 for 1996 compared to net income per common share of $4.48 for 1995 based on average shares outstanding of 9,060,000 in 1996 and 8,874,000 in 1995. The change in the number of fully diluted shares outstanding relates to the 1.0575 shares of PXRE common stock exchanged for each share of common stock of TREX in connection with the Merger.

COMPARISON OF 1995 AND 1994



                                             Year Ended December 31,
                                            -----------------------
                                              1995           1994        Decrease
                                              ----           ----        --------
                                                (in thousands)            %
Gross premiums written                       $155,380       $179,684      (13.5)

Ceded premiums:
    Managed business participants              26,774         29,842      (10.3)
    TREX Management Agreement                  24,790         28,722      (13.7)
    Catastrophe coverage                        6,359         12,183      (47.8)
    Other                                        (179)           419     (142.7)
                                             --------       --------
       Total reinsurance premiums ceded        57,744         71,166      (18.9)
                                             --------       --------

Net premiums written                         $ 97,636       $108,518      (10.0)
                                             ========       ========


        Net premiums  written for the year ended  December  31, 1995,  decreased
10.0% to $97,636,000 from $108,518,000 for the corresponding period of 1994. Gross premiums written for 1995 decreased 13.5% to $155,380,000 from $179,684,000 for 1994. Net premiums earned for the year ended December 31, 1995, decreased 12.2% to $97,142,000 from $110,601,000 in the year-earlier period. Gross written, net written and net earned premium decreased in 1995 which reflected PXRE's planned response to the trend of increased competition in the property catastrophe reinsurance market experienced since the end of 1994 and to loss activity in the aviation business. In response to these pressures during 1995, PXRE continued to accept some price concessions when consistent with exposures, moved to layers of risk that were less affected by competitive pressures, or reduced commitments where warranted.

        Premiums ceded by PXRE to its managed business participants decreased 10.3% to $26,774,000 for 1995 compared with $29,842,000 for 1994. The decrease in premiums ceded to these programs was due to the decrease in the amount and percentage of gross premiums written by PXRE on behalf of the managed business participants. During 1995, pursuant to the Management Agreement, PXRE also ceded $24,790,000 of premiums compared to $28,722,000 during the corresponding period of 1994 to Transnational Reinsurance in lieu of direct reinsurance writings by Transnational Reinsurance. Management fee income from all sources for 1995 decreased to $6,417,000 from $6,992,000 in 1994. The decrease reflected loss activity that resulted in decreased profitability of business managed for other companies.

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

        Significant catastrophe and risk losses affecting the year ended December 31, 1995 loss ratio are outlined in "Comparison of 1996 and 1995."

        Significant  catastrophe  losses  affecting  the   year  ended  December
31, 1994 loss ratio are as follows:


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

        The underwriting expense ratio was 18.6% for 1995 compared with 14.8% for 1994. The increase was substantially due to the effect of a provision for contingent commissions related to the low level of losses incurred. As a result of the above, the combined ratio was 54.3% for 1995 compared with 62.4% for 1994.

        Other operating expenses increased to $11,237,000 for 1995 from $8,365,000 in 1994. The operating expense increase for 1995 primarily reflects an increase of $1,653,000 related to changes in benefit plans, additional staff salaries, increased incentive compensation and other related benefits. Also contributing to the increases were additional costs of $216,000 under a new lease in Edison, New Jersey, and an increase in depreciation expense from the capital expenditures of $3,200,000 for PXRE's new facilities including additions to electronic data processing equipment. Included in other operating expenses were foreign currency exchange gains of $196,000 for 1995 compared to gains of $1,156,000 for 1994.

        Interest expense decreased to $7,143,000 in 1995 from $7,789,000 in 1994 due to repurchase of $5,300,000 par value of PXRE's 9.75% Senior Notes, at prices from 99.25 to 99.625 during the fourth quarter of 1994 and the repurchase of $1,925,000 par value of Senior Notes at prices ranging from 104.625 to 105.0 during the third quarter of 1995. The loss on repurchase was not material.

        Net investment income for 1995 increased 6.8% to $14,730,000 from $13,786,000 for 1994. The increase in net investment income was caused by a 5.0% increase in average investments for 1995 compared with the previous year, as well as an increase in PXRE's pre-tax investment yield to 5.9% for 1995 compared to 5.8% for 1994. Net realized investment gains for 1995 were $85,000 compared with net realized losses of $1,164,000 for 1994. PXRE recorded directly to equity a $9,759,000 after-tax unrealized increase in the value of its investment portfolio during 1995, resulting from the decline in interest rates during 1995.

        The net effects of foreign currency exchange fluctuations were losses of $235,000 in 1995 and gains of $818,000 for 1994. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

        Net income for the year ended December 31, 1995 included $5,948,000 which represents PXRE's approximately 21.9% equity share of TREX's net earnings as compared with $4,141,000 representing PXRE's approximately 21.2% share of TREX's net earnings in 1994. The change in the equity in TREX's earnings reflects the higher level of TREX's net income and the change in PXRE's ownership. The change in PXRE's ownership of TREX resulted from the repurchase by TREX of 270,100 shares of its publicly owned Class A shares during 1995.

        For the reasons discussed above, net income was $39,786,000 for the year ended December 31, 1995 compared to net income of $34,829,000 for the year ended December 31, 1994. Primary net income per common share was $4.74 for 1995 (after provision for cumulative dividends of $598,900 on the Series A Preferred Stock) compared to net income per common share of $4.89 for 1994 (after provision for cumulative dividends of $2,005,000 on the Series A Preferred Stock) based on average shares outstanding of 8,275,000 in 1995 and 6,710,000 in 1994. The change in the number of shares outstanding relates primarily to the conversion of all the remaining convertible preferred shares to common shares in May 1995. Fully diluted net income per common share was $4.48 for 1995 compared to $3.94 for 1994 based on average shares outstanding of 8,874,000 in 1995 and 8,847,000 in 1994.

LIQUIDITY AND CAPITAL RESOURCES

        PXRE relies primarily on cash dividends and net tax allocation payments from its subsidiaries PXRE Reinsurance and Transnational Reinsurance to pay its operating expenses and income taxes, to meet its debt service obligations and to pay dividends to PXRE stockholders. The payment of dividends by PXRE Reinsurance to PXRE and by Transnational Reinsurance to PXRE Reinsurance is subject to limits imposed under the insurance laws and regulations of Connecticut, the state of incorporation and domicile of PXRE Reinsurance and Transnational Reinsurance, as well as certain restrictions arising in connection with PXRE Senior Notes discussed below. Under the Connecticut insurance law, the maximum amount of dividends or other distributions that PXRE Reinsurance may declare or pay to PXRE, and that Transnational Reinsurance may declare or pay to PXRE Reinsurance, within any twelve-month period, without regulatory approval, is limited to the lesser of (a) earned surplus or (b) the greater of 10% of policyholders' surplus at December 31 of the preceding year or 100% of net income for the twelve-
month period ending December 31 of the preceding year, all determined in accordance with SAP. Accordingly, the Connecticut insurance laws could limit the amount of dividends available for distribution by PXRE Reinsurance or Transnational Reinsurance without prior regulatory approval, depending upon a variety of factors outside the control of PXRE, including the frequency and severity of catastrophe and other loss events and changes in the reinsurance market, in the insurance regulatory environment and in general economic conditions. The maximum amount of dividends or distributions that PXRE Reinsurance may declare and pay in 1997, without regulatory approval, is $40,013,000. During 1996, $21,000,000 in dividends were paid by PXRE Reinsurance to PXRE Corporation. The maximum amount of dividends or distributions that Transnational Reinsurance may declare and pay in 1997, without regulatory approval, is $21,874,000. During 1996, $5,000,000 in dividends were paid by Transnational Reinsurance to TREX and $16,500,000 in dividends were paid by Transnational Reinsurance to PXRE Reinsurance.

        Other sources of funds available to PXRE include investments retained by PXRE to provide support for debt service on its Senior Notes. Net tax allocation payments by PXRE Reinsurance and Transnational Reinsurance are also expected to be a source of funds available to PXRE.

        In the event the amount of dividends available, together with other sources of funds, are not sufficient to permit PXRE to meet its debt service and other obligations and to pay cash dividends, it would be necessary to obtain the approval of the Connecticut Insurance Commissioner prior to the payment of additional dividends by PXRE Reinsurance (or Transnational Reinsurance). If such approval were not obtained, PXRE would have to adopt one or more alternatives, such as refinancing or restructuring its indebtedness or seeking additional equity. There can be no assurance that any of these strategies could be effected on satisfactory terms, if at all. In the event that PXRE were unable to generate sufficient cash flow and were otherwise unable to obtain funds necessary to meet required payments of principal and interest on its indebtedness, PXRE could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all of the funds borrowed thereunder to be due and payable together with accrued and unpaid interest.

        In August 1993, PXRE completed a public offering of $75,000,000 principal amount of 9.75% Senior Notes due August 15, 2003. Interest is payable on the Senior Notes semi-annually. Interest expense, including amortization of debt offering costs, for 1996 in respect of the Senior Notes amounted to approximately $6,957,000. Interest expense associated with the Senior Notes will amount to approximately $6,559,000 for 1997. On and after August 15, 1998, the Senior Notes may be redeemed at the option of PXRE, in whole or in part, at redemption prices (expressed as percentages of the principal amount), plus accrued and unpaid interest to the date fixed for redemption, of 103.656% at August 15, 1998, declining to 100% at August 15, 2001 and thereafter. The Indenture governing the Senior Notes contains covenants which, among other things, limit the ability of PXRE and its Restricted Subsidiaries (including PXRE Reinsurance): (a) to incur additional indebtedness (except for the incurrence of Permitted Indebtedness and the incurrence of other Indebtedness by PXRE in circumstances where no

Default or Event of Default exists and the Consolidated Fixed Charge Coverage Ratio of PXRE would be greater than 2:1 after giving effect to the incurrence) and, in the case of the Restricted Subsidiaries, to issue preferred stock; (b) to pay dividends, repurchase stock and to make certain other Restricted Payments (other than, among other things, if no Default or Event of Default exists (x) Restricted Payments after August 31, 1993, not exceeding in the aggregate the sum of $3,000,000 plus 50% of Consolidated Net Income (or minus 100% of any loss) from such date (with certain adjustments), plus the amounts of certain equity proceeds and certain reductions in Investments in Unrestricted
Subsidiaries, provided, that at the time of such Restricted Payment the Consolidated Fixed Charge Coverage Ratio is greater than 2.0, and (y) in addition to permitted Restricted Payments referred to in clause (x), the payment of cash dividends on Qualified Capital Stock after August 31, 1993 of up to an aggregate of $6,000,000, provided, that such dividends on common stock do not exceed $0.25 per share in any year); (c) to sell or permit the issuance of any stock of PXRE Reinsurance or any other Principal Insurance Subsidiary; (d) to sell or transfer other assets (other than for at least Fair Market Value and generally for not less than 75% in cash or Cash Equivalents); (e) to create liens upon the properties or assets of PXRE or its Restricted Subsidiaries; or
(f) to engage in any business other than the insurance and reinsurance businesses and other businesses incidental and related thereto. The Indenture also provides that within 30 days after a Change of Control of PXRE, PXRE will offer to purchase all the Senior Notes then outstanding at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of such purchase.

        PXRE's Board of Directors has authorized the repurchase of Senior Notes in negotiated or open market transactions. By December 31, 1995, PXRE or PXRE Reinsurance had purchased $7,225,000 principal amount of Senior Notes. In 1996, PXRE Reinsurance purchased $3,050,000 principal amount of PXRE's Senior Notes. Since January 1, 1997, PXRE has repurchased $24,900,000 principal amount of Senior Notes at an average price of 107.6%.

        PXRE files federal income tax returns for itself and all of its direct or indirect domestic subsidiaries that satisfy the stock ownership requirements for consolidation for federal income tax purposes (collectively, the "Subsidiaries"). PXRE is party to an Agreement Concerning Filing of Consolidated Federal Income Tax Returns (the "Tax Allocation Agreement") pursuant to which each Subsidiary makes tax payments to PXRE in an amount equal to the federal income tax payment that would have been payable by such Subsidiary for such year if it had filed a separate income tax return for such year. PXRE is required to provide for payment of the consolidated federal income tax liability for the entire group. If the aggregate amount of tax payments made in any tax year by a Subsidiary is less than (or greater than) the annual tax liability for such Subsidiary on a stand-alone basis for such year, such Subsidiary will be required to make up such deficiency (or receive a credit if payments exceed the separate return tax liability) to PXRE.

        The primary sources of liquidity for PXRE Reinsurance are net cash flow from operating activities (including interest income from investments), the maturity or sale of investments, borrowings, capital contributions, advances from PXRE and, subsequent to the Merger, dividends from Transnational Reinsurance. Funds are applied primarily to the payment of claims, operating expenses and income taxes and to the purchase of fixed maturity and short-term investments. Premiums are typically received in advance of related claim payments.

        Net cash flow provided by operations was $28,033,000 during 1996 compared with net cash flow provided by operations of $32,412,000 and $30,988,000 during 1995 and 1994, respectively, due to the effects of timing of collection of receivables and reinsurance recoverables and payments of losses.

        PXRE's management has established general procedures and guidelines for its investment portfolio and oversees investment management carried out by Phoenix Duff & Phelps, a public majority-owned subsidiary of Phoenix Home Life. Although these investment guidelines stress conservation of principal, diversification of risk and liquidity, investments are subject to market-wide risks and fluctuations, as well as to risk inherent in particular securities. As at December 31, 1996, 98.3% of PXRE's investment portfolio (at fair value) consisted of fixed maturities and short-term investments, while the balance was in equity securities. The investment policies and all investments of PXRE are approved by its Board of Directors.

        Of PXRE's fixed maturities portfolio at December 31, 1996, 98.7% of the fair value was in obligations rated "A1" or "A" or better by Moody's or S&P, respectively, or in government or government-backed securities. Mortgage and asset-backed securities (principally GNMAs) accounted for 36.1% of fixed maturities based on fair value at December 31, 1996. PXRE has no investments in real estate or commercial mortgage loans. The average market yield to maturity of PXRE's fixed maturities portfolio at December 31, 1996 and 1995 was 5.7% and 5.3%, respectively.

        Fixed maturity investments are reported at fair value, with the net unrealized gain or loss, net of tax, reported as a separate component of stockholders' equity. PXRE recorded directly to equity a $3,214,000 after-tax unrealized decrease in the value of its investment portfolio during 1996 reflecting an increase in interest rates during the period. Short-term investments are carried at amortized cost which approximates fair value. PXRE's short-term investments, principally high-grade commercial paper, were $59,792,000 at December 31, 1996 compared to $41,722,000 at December 31, 1995.
The increase at December 31, 1996 was principally due to short-term investments acquired in the Merger.

        During the fourth quarter of 1996, PXRE raised the quarterly dividend on its common stock from $0.18 per share to $0.21 per share. The increase in the dividend will result in an annual additional outlay of approximately $993,000, based on the shares outstanding prior to the Merger. An additional annual outlay of $4,771,000 will result from the shares exchanged as a result of the Merger.

        Book value per share was $25.63 at December 31, 1996, based on shares outstanding of approximately 13,954,000.

        In April 1995, PXRE's Board of Directors authorized the purchase of up to 700,000 shares of its common stock from time to time in open market or private block purchase transactions. Since inception of this purchase plan through December 31, 1996, PXRE purchased 531,400 of the 700,000 shares at a cost of $12,538,000.

        In March 1995, PXRE and TREX entered into a joint venture arrangement to trade in catastrophe futures and options contracts on the Chicago Board of Trade. The venture is now wholly-owned by PXRE, which has committed $5.0 million to this venture. Although the joint venture has developed a number of trading strategies, the low level of activity in the CBOT market for catastrophe futures has kept trade volume to a minimum through December 31, 1996.

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

        In December 1996, PXRE completed an investment in Lloyd's, forming a new syndicate (PG Butler Syndicate 1224) and a presence in London. The new syndicate will have an initial capacity to underwrite 'L'35 million in annual premiums ($60 million at December 31, 1996 exchange rates) commencing with the 1997 renewal season. In connection with the capitalization of the syndicate, PXRE has placed on deposit $42,975,000 of U.S. government securities as collateral for Lloyds. In addition, PXRE issued a letter of credit for the benefit of Lloyds in the amount of $15,355,000, which is collateralized by U.S. government securities in approximately the same amount.

        All amounts classified as reinsurance recoverable at December 31, 1996, are considered by management of PXRE to be collectible in all material respects.

INCOME TAXES

        PXRE's effective tax rate for 1996, 1995 and 1994 was 32.0%, 31.4% and 31.1%, respectively, which differs from the statutory rate principally due to tax-exempt income, state and local taxes and tax on undistributed earnings of unconsolidated affiliates. The change in the effective rate in 1996 reflects the higher relative proportion of underwriting income compared to tax-exempt municipal bond income.

SUBSEQUENT EVENT

        In January 1997, PXRE completed a $100 million offering of 8.85% Capital Trust Pass-through Securities'sm' (TRUPS'sm') through PXRE Capital Trust I in an institutional private placement. Proceeds of the transaction will be used for general corporate purposes, which may include the redemption or the purchase, from time-to-time, in the open market or in privately negotiated transactions or otherwise, of outstanding indebtedness and common stock of PXRE. The consent of holders of PXRE's Senior Notes to certain amendments to the Indenture governing the Senior Notes was obtained in connection with this offering.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

        This report on Form 10-K contains various forward-looking statements and includes assumptions concerning PXRE's operations, future results and prospects. Statements included herein which are not historical in nature are intended to be, and are hereby identified as, "forward-looking statements" for purposes of the safe harbor provided by Section 21E of the Exchange Act. These forward-looking statements are based on current expectations and are subject to risk and uncertainties. PXRE cautions the reader that actual results or events could differ materially from those set forth or implied by the forward-looking statements and related assumptions, depending on the outcome of certain important factors including the following: (i) significant catastrophe losses, the timing and extent of which are difficult to predict; (ii) changes in the level of competition in the reinsurance or primary insurance markets that impact the volume or profitability of the property-casualty reinsurance business (these changes include, but are not limited to, the intensification of price competition, the entry of new competitors, existing competitors exiting the market and the development of new products by new and existing competitors);
(iii) changes in the demand for reinsurance, including changes in the amount of ceding companies' retentions; (iv) adverse development on loss reserves related to business written in prior years; (v) lower than estimated retrocessional recoveries on unpaid losses, including the effects of losses due to a decline in the creditworthiness of PXRE's retrocessionaires; (vi) increases in interest rates, which cause a reduction in the market value of PXRE's interest rate sensitive investments, including its fixed income investment portfolio; and
(vii) decreases in interest rates causing a reduction of income earned on net cash flow from operations and the reinvestment of the proceeds from sales, calls or maturities of existing investments.

        In addition to the factors outlined above that are directly related to PXRE's business, PXRE is also subject to general business risks, including, but not limited to, adverse state, federal or foreign legislation and regulation, adverse publicity or news coverage, changes in general economic factors and the loss of key employees.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following financial statements are filed as part of this Form 10-K:



                                                                                      Page
                                                                                      ----
PXRE Corporation:

               Report of Independent Accountants                                       F-1

               Consolidated Balance Sheets
                 at December 31, 1996 and 1995                                         F-2

               Consolidated Statements of Income
                 for the years ended December 31,
                 1996, 1995 and 1994                                                   F-3

               Consolidated Statements of
                 Stockholders' Equity for the years
                 ended December 31, 1996, 1995 and 1994                                F-4

               Consolidated Statements of Cash Flow
                 for the years ended December 31,
                 1996, 1995 and 1994                                                   F-5

               Notes to Consolidated Financial
                 Statements                                                            F-6

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        No disclosure hereunder is required as PXRE has not changed its accountants during the 24 months preceding December 31, 1996.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item 10 is contained in PXRE's Proxy Statement, which information is incorporated herein by reference and which Proxy Statement will be filed within 120 days of the end of PXRE's 1996 fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item 11 is contained in PXRE's Proxy Statement, which information is incorporated herein by reference and which Proxy Statement will be filed within 120 days of the end of PXRE's 1996 fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item 12 is contained in PXRE's Proxy Statement, which information is incorporated herein by reference and which Proxy Statement will be filed within 120 days of the end of PXRE's 1996 fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item 13 is contained in PXRE's Proxy Statement, which information is incorporated herein by reference and which Proxy Statement will be filed within 120 days of the end of PXRE's 1996 fiscal year.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        1.     The following documents are filed as part of this Form 10-K:

               (1)    Financial Statements


                                                                                Page
                                                                                ----
PXRE Corporation:

        Report of Independent Accountants                                        F-1

        Consolidated Balance Sheets at
          December 31, 1996 and 1995                                             F-2

        Consolidated Statements of Income for the years
          ended December 31, 1996, 1995 and 1994                                 F-3

        Consolidated Statements of  Stockholders' Equity
          for the years ended December 31, 1996, 1995 and 1994                   F-4

        Consolidated Statements of Cash Flow for the years
          ended December 31, 1996, 1995 and 1994                                 F-5

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

        Schedule II - Condensed Financial Information of Registrant             F-27

        Schedule III - Supplementary Insurance Information                      F-28

        Schedule IV - Reinsurance

        (The information required by this Schedule is presented
        in the financial statements and the notes thereto included
        in this form 10-K.)                                                      ---

        Schedule VI -- Supplemental Information Concerning
        Property/Casualty Insurance Operations                                  F-28

        Report of Independent Accountants on the Financial Statement
        Schedules and Consent of Independent Accountants                        F-29

        All other financial statement schedules have been omitted as inapplicable.

        (3)  Exhibits

        (3) Certificate of Incorporation  and By-laws of PXRE  Corporation.  The
Restated Certificate of Incorporation and By-laws of PXRE Corporation were previously filed with PXRE's Registration Statement on Form S-1 dated August 29, 1986, as amended by Amendment No. 1 thereto dated February 19, 1987 and by Amendment No. 2 thereto dated March 25, 1987 (File No. 33-8406), as Exhibits 3.1 and 3.2 thereto, and are incorporated herein by reference. The Certificate of Designations designating the Series A Cumulative Convertible Preferred Stock of PXRE Corporation was previously filed with PXRE's Registration Statement on Form S-2 dated February 21, 1992, as amended by Amendment No. 1 thereto dated April 1, 1992 and by Amendment No. 2 thereto dated April 13, 1992 and by Amendment No. 3 thereto dated April 23, 1992 (File No. 33-45893) as Exhibit 4.5 thereto, and is incorporated herein by reference. The Certificate of Amendment dated May 20, 1993 to PXRE's Restated Certificate of Incorporation was previously filed with PXRE's Registration Statement on Forms S-8 and S-3 dated June 3, 1993 (File No. 33-63768) as Exhibit 4.3 thereto, and is incorporated herein by reference. The Certificate of Amendment dated May 19, 1994 to PXRE's Restated Certificate of Incorporation was previously filed as Exhibit 3 to the Annual Report on Form 10-K of PXRE for the fiscal year ended December 31, 1994 (File No. 0-15428), and is incorporated herein by reference. The Certificate of Amendment dated December 9, 1996 to PXRE's Restated Certificate of Incorporation was previously filed with PXRE's Registration Statement on Form S-3 dated January 3, 1997 (File No. 333-19207), and is incorporated herein by reference. The Certificate of Merger of Transnational Re Corporation into PXRE Corporation, dated December 11, 1996, is attached hereto as Exhibit 3. Article IV, Section 1 of the By-laws of PXRE Corporation, as amended on June 8, 1995, was previously filed as Exhibit 3 to the Annual Report on Form 10-K of PXRE for the fiscal year ended December 31, 1995 (File No. 0-15428), and is incorporated herein by reference.

        (4)    Instruments Defining the Rights of Security Holders.

        4.1 Trust Indenture, dated as of August 31, 1993, between PXRE, as issuer, and The First National Bank of Boston, as trustee, relating to $75,000,000 principal amount of 9.75% Senior Notes of PXRE due 2003 (Exhibit 4.1 to PXRE's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 (File No. 0-15428), and incorporated herein by reference).

        4.2 Supplemental Indenture, dated as of January 24, 1997, between PXRE and State Street Bank and Trust Company, as Successor Trustee, relating to $75,000,000 original principal amount of 9.75% Senior Notes of PXRE due 2003 (attached hereto as Exhibit 4.2).

        4.3 Indenture, dated as of January 29, 1997, between PXRE and First Union National Bank, as Trustee (attached hereto as Exhibit 4.3).

        4.4 First Supplemental Indenture, dated as of January 29, 1997, between PXRE and First Union National Bank, as Trustee, in respect of PXRE's 8.85% Junior Subordinated Deferrable Interest Debentures due 2027 (attached hereto as
Exhibit 4.4).

        4.5 Amended and Restated Declaration of Trust of PXRE Capital Trust I, dated as of January 29, 1997, among PXRE, as sponsor, the Administrators thereof, First Union Bank of Delaware, as Delaware Trustee, First Union National Bank, as Institutional Trustee, and the holders from time to time of undivided interests in the assets of PXRE Capital Trust I (attached hereto as Exhibit 4.5).

        4.6 Capital Securities Guarantee Agreement, dated as of January 29, 1997, between PXRE and First Union National Bank, as Guarantee Trustee (attached hereto as Exhibit 4.6).

        4.7 Common Securities Guarantee Agreement, dated as of January 29, 1997, executed by PXRE (attached hereto as Exhibit 4.7).

        (10) Material Contracts.  The material contracts of PXRE are as follows:

        10.1 Registration Rights Agreement, dated January 29, 1997, among PXRE, PXRE Capital Trust I and Salomon Brothers Inc, as Representative of the Initial Purchasers (attached hereto as Exhibit 10.1).

        10.2 Purchase Agreement among PXRE, PXRE Capital Trust I and Salomon Brothers Inc, as Representative of the Initial Purchasers, dated January 24, 1997 (attached hereto as Exhibit 10.2).

        10.3 PXRE Reinsurance Company Management Agreement among PXRE Reinsurance and, among others, Merrimack Mutual Fire Insurance Company ("Merrimack"), Pennsylvania Lumbermens Mutual Insurance Company ("Pennsylvania Lumbermens"), and NRMA Insurance Limited ("NRMA") (Exhibit 10.1 to PXRE's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (File No. 0-15428), and incorporated herein by reference); letter dated November 28, 1990 from Pennsylvania Lumbermens confirming reduced participation (Exhibit 10.7 to PXRE's Form S-2 Registration Statement dated February 21, 1992, as amended by Amendment No. 1 thereto dated April 1, 1992 and by Amendment No. 2 thereto dated April 13, 1992 and by Amendment No. 3 thereto dated April 23, 1992 (File No. 33-45893), and incorporated herein by reference); and cover notes respecting January 1997 renewals by Merrimack, Pennsylvania Lumbermens and NRMA and cover note respecting participation commencing January 1, 1997 by Auto-Owners Insurance Company (attached hereto as Exhibit 10.3).

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

        10.7  Amendment  No. 2 to  Investment  Advisory  Agreement  between PXRE
Reinsurance Company and Phoenix Investment Counsel, Inc., effective as of November 1, 1989. (Exhibit 10.4 to the Annual Report on Form 10-K of PXRE for the fiscal year ended December 31, 1991 (File No. 0-15428), and incorporated herein by reference).

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

        10.18 Management Agreement dated as of November 8, 1993 among PXRE Reinsurance, Transnational Re Corporation and Transnational Reinsurance Company (Exhibit 10.22 to the Annual Report on Form 10-K of PXRE for the fiscal year ended December 31, 1993 (File No. 0-15428), and incorporated herein by reference), as amended by Amendment No. 1 thereto, dated December 1, 1994 (Exhibit 10.21 to the Annual Report on Form 10-K of PXRE for the fiscal year ended December 31, 1994 (File No. 0-15428), and incorporated herein by reference).

        10.19 Aggregate Excess of Loss Reinsurance Agreement dated as of November 8, 1993 between PXRE Reinsurance, as reinsurer, and Transnational Reinsurance Company, as reinsured (Exhibit 10.23 to the Annual Report on Form 10-K of PXRE for the fiscal year ended December 31, 1993 (File No. 0-15428), and incorporated herein by reference).

        10.20 Services Agreement dated as of December 11, 1996 between PXRE Reinsurance Company and Transnational Reinsurance Company (attached hereto as
Exhibit 10.20).

        10.21 Addendum No. 2 dated November 10, 1994 to the PXRE Group Amended and Restated Agreement Concerning Filing of Consolidated Federal Income Tax Returns (Exhibit 10.22 to the Annual Report on Form 10-K of PXRE for the fiscal year ended December 31, 1994 (File No. 0-15428), and incorporated herein by reference).

        10.22 Addendum No. 3 dated as of December 11, 1996 to the PXRE Group Amended and Restated Agreement Concerning Filing of Consolidated Federal Income Tax Returns (attached hereto as Exhibit 10.22).

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

        10.25 Director Stock Option Plan (Appendix A to PXRE's Proxy Statement dated May 3, 1995, and incorporated herein by reference).(M)

        10.26 Amendment No. 3 to Investment Advisory Agreement between PXRE Reinsurance Company and Phoenix Investment Counsel, Inc. effective June 1, 1995 (Exhibit 10.26 to the Annual Report on Form 10-K of PXRE for the fiscal year ended December 31, 1995 (File No. 0-15428), and incorporated herein by reference).

        10.27 Agreement and Plan of Merger dated as of August 22, 1996 between PXRE and Transnational Re Corporation, as amended by Amendment No. 1 dated as of September 27, 1996 and Amendment No. 2 dated as of October 24, 1996 (Annex A to PXRE's Form S-4 Registration Statement dated October 30, 1996 (File No. 333-15087), and incorporated herein by reference).

        10.28 Amended and Restated Investment Advisory Agreement between Transnational Reinsurance Company and Phoenix Investment Counsel, Inc., dated November 8, 1993 (Exhibit 10.4 to Transnational Re Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 0-22376) and incorporated herein by refernece), as amended by the Amendment thereto, effective June 1, 1995 (Exhibit 10.11 to Transnational Re Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (File No. 0-22376) and incorporated herein by reference).

        10.29 Investment Management Agreement, effective January 29, 1997 between PXRE Corporation and Phoenix Investment Counsel, Inc. (attached hereto as Exhibit 10.29).

        (11) Statement re computation of earnings per share (attached hereto as Exhibit 11).

        (12) Statement re computation of ratios (attached hereto as Exhibit 12).

        (21) List of Subsidiaries. At December 31, 1996, PXRE had the following subsidiaries: PXRE Reinsurance Company, a Connecticut insurance company; Transnational Reinsurance Company, a Connecticut insurance company; PXRE Ltd., an English company (the sole member of PG Butler Syndicate 1224 at Lloyd's); PXRE Managing Agency Ltd. (the managing agency for PG Butler Syndicate 1224 at Lloyd's); PXRE Trading Corporation, a Delaware corporation; TREX Trading
Corporation, a Delaware corporation; PX/TX Associates, a Delaware general partnership (of which PXRE Trading and TREX Trading are the only partners); and CAT Fund, L.P., a Delaware limited partnership (of which PX/TX Associates is the sole general partner and PXRE Trading and TREX Trading are the only limited partners). (See the discussion in this Form 10-K under the captions "Business--Management Agreement" and "--Other Operations" and "Management's Discussion and Analysis of Financial Condition and Results of Operations.")


(M) indicates a management contract or compensatory plan or arrangement in which the directors and/or executive officers of PXRE participate.

        (23) Consents of Experts and Counsel. The consent of Price Waterhouse LLP, independent accountants to PXRE, is included as part of Item 14(a)(2) of this Form 10-K.

        (24) Power of Attorney. Copies of the powers of attorney executed by each of Robert W. Fiondella, Franklin D. Haftl, Bernard Kelly, Wendy Luscombe, Edward P. Lyons, Philip R. McLoughlin, David W. Searfoss, Donald H. Trautlein and Wilson Wilde are attached hereto as Exhibit 24.

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

                                    PXRE CORPORATION

                                    By:/s/ Gerald L. Radke
                                       -------------------
                                        Gerald L. Radke
                                        Its Chairman of the Board,
                                        President and Chief
                                        Executive Officer

                                    Date:  March 26, 1997

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of PXRE Corporation and in the capacity and on the dates indicated:

By:/s/ Gerald L. Radke                             By:/s/ Sanford M. Kimmel
   ----------------------                             ---------------------
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

Date:  March 26, 1997                              Date:  March 26, 1997


By*_______________________                         By*______________________
        Robert W. Fiondella                           Franklin D. Haftl
        Director                                      Director


Date:  March 26, 1997                              Date:  March 26, 1997

By*_______________________                            By*______________________
        Bernard Kelly                                     Wendy Luscombe
        Director                                          Director

Date:  March 26, 1997                                 Date:  March 26, 1997


By*_______________________                            By*_______________________
        Edward Lyons                                      Philip R. McLoughlin
        Director                                          Director

Date:  March 26, 1997                                 Date:  March 26, 1997



By*_______________________                            By*______________________
        David W. Searfoss                                 Donald H. Trautlein
        Director                                          Director

Date:  March 26, 1997                                 Date:  March 26, 1997



By*______________________
        Wilson Wilde
        Director

Date:  March 26, 1997

                                    *By:/s/ Gerald L. Radke
                                        ____________________
                                          Gerald L. Radke
                                          Attorney-in-Fact

                        REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
PXRE CORPORATION

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders' equity and of cash flow present fairly, in all material respects, the financial position of PXRE Corporation and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flow for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP
New York, New York
February 13, 1997

PXRE              CONSOLIDATED BALANCE SHEETS
CORPORATION

--------------------------------------------------------------------------------

                                                                                 December 31,
                                                                              1996           1995
                                                                              ----           ----
Assets            Investments:
                    Fixed maturities, available for sale, at fair value
                      (amortized cost $393,962,000 and $216,348,000,
                      respectively)                                       $394,551,703   $221,356,767

                    Equity securities, at fair value (cost $6,850,000
                      and $5,000,000)                                        7,796,392      5,172,428
                    Short-term investments                                  59,791,879     41,721,656
                                                                          ------------   ------------
                        Total investments                                  462,139,974    268,250,851

                    Cash                                                     4,938,481        838,548
                    Accrued investment income                                5,046,899      3,343,505
                    Receivables:
                    Unreported premiums                                     16,849,578     23,376,727
                    Balances due from intermediaries and brokers             6,279,368      6,335,593
                    Other receivables                                        9,281,392      6,793,881
                    Reinsurance recoverable                                 18,065,126     34,097,408
                    Ceded unearned premiums                                  3,728,424      5,433,030
                    Deferred acquisition costs                               1,449,050      1,564,926
                    Income tax recoverable                                   2,204,026        479,473
                    Deferred income tax recoverable                          3,586,489              0
                    Investment in equity of TREX                                     0     36,003,384
                    Receivable from affiliates                                       0        446,799
                    Other assets                                             9,755,399      9,119,750
                                                                          ------------   ------------
                        Total assets                                      $543,324,206   $396,083,875
                                                                          ============   ============
Liabilities         Losses and loss expenses                               $70,977,449    $72,718,914
                    Unearned premiums                                       11,042,260     13,685,391
                    Reinsurance balances payable                             4,635,449     14,346,394
                    Notes payable                                           64,725,000     67,775,000
                    Deferred income tax payable                                      0      3,653,102
                    Contingent commission payable                           12,772,478      2,618,438
                    Excess of fair market value of net assets of TREX        7,942,374              0
                    Other liabilities                                       13,551,418     10,124,460
                                                                          ------------   ------------
                         Total liabilities                                 185,646,428    184,921,699
                                                                          ------------   ------------

Stockholders'       Common stock, $.01 par value -- 40,000,000 and
equity               20,000,000 shares authorized; 14,705,782 and
                     8,983,896 shares issued                                   147,058         89,839

                    Additional paid-in capital                             252,978,182    117,668,048

                    Net unrealized appreciation on investments, net of
                      deferred income tax expense of $306,000 and
                      $1,813,000                                               568,405      3,782,500
                    Retained earnings                                      118,705,257     91,882,834
                    Treasury stock at cost (750,876 and 238,755 shares)    (14,090,289)    (1,719,459)
                    Restricted stock at cost (53,279 and 34,000 shares)       (630,835)      (541,586)
                                                                          ------------   ------------
                        Total stockholders' equity                         357,677,778    211,162,176
                                                                          -------------  ------------
                        Total liabilities and stockholders' equity        $543,324,206   $396,083,875
                                                                          =============  ============

        The accompanying notes are an integral part of these statements.

PXRE            CONSOLIDATED STATEMENTS OF INCOME
CORPORATION

--------------------------------------------------------------------------------

                                                                   Years Ended December 31,
                                                          1996               1995                 1994
                                                          ----               ----                 ----
Revenues       Net premiums earned                   $ 72,795,454       $  97,141,693         $110,601,155
               Net investment income                   16,782,371          14,729,566           13,786,304
               Net realized investment gains
                (losses)                                   94,158              85,302           (1,163,963)
               Management fees: Non-affiliate           3,519,703           2,891,128            3,627,699
                                TREX                    2,512,303           3,526,213            3,364,117
                                                     ------------       -------------         ------------
               Total revenues                          95,703,989         118,373,902          130,215,312
                                                     ------------       -------------         ------------
Losses and     Losses and loss expenses incurred       18,563,608          34,716,270           52,647,445
expenses       Commissions and brokerage               12,873,668          13,251,070           15,025,774
               Other operating expenses                12,261,949          11,236,843            8,365,035
               Interest expense                         6,957,057           7,143,097            7,789,213
                                                     ------------       -------------         ------------
               Total expenses                          50,656,282          66,347,280           83,827,467
                                                     ------------       -------------         ------------
               Income before income taxes
                and equity in net
                earnings of TREX                       45,047,707          52,026,622           46,387,845
               Equity in net earnings of TREX           3,897,568           5,947,956            4,141,219
               Income tax provision                    15,644,000          18,189,000           15,700,000
                                                     ------------       -------------         ------------
               Net income                            $ 33,301,275       $  39,785,578         $ 34,829,064
                                                     ============       =============         ============
               Preferred stock dividend              $          0       $     598,928         $  2,004,800
                                                     ============       =============         ============
               Net income available to common
                stockholders                         $ 33,301,275       $  39,186,650         $ 32,824,264
                                                     ============       =============         ============
Per share      Primary:
                 Net income                          $       3.68       $        4.74         $       4.89
                                                     ============       =============         ============
                 Average shares outstanding             9,046,332           8,275,125            6,709,823
                                                     ============       =============         ============
               Fully diluted:
                 Net income                          $       3.68       $        4.48         $       3.94
                                                     ============       =============         ============
                 Average shares outstanding             9,060,022           8,873,785            8,847,045
                                                     ============       =============         ============


        The accompanying notes are an integral part of these statements.

PXRE                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
CORPORATION          YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

--------------------------------------------------------------------------------

                                                               UNREALIZED
                                                ADDITIONAL    APPRECIATION                                                TOTAL
                            PREFERRED  COMMON     PAID-IN    (DEPRECIATION)   RETAINED     RESTRICTED     TREASURY     STOCKHOLDERS'
                              STOCK    STOCK      CAPITAL    ON INVESTMENTS   EARNINGS       STOCK          STOCK         EQUITY
                              -----    -----      -------    --------------   --------       -----          -----         ------
Balance at January l, 1994     $100   $67,849   $114,336,608  $ 2,667,621   $27,584,795    $        0   $(1,966,743)   $142,690,230
Net income                                                                   34,829,064                                  34,829,064
Issuance of common stock                1,367      2,551,761                                                              2,553,128
Issuance of treasury stock                                                                                  106,056         106,056
Issuance of restricted stock                                                                 (283,550)                     (283,550)
Dividends:
  Preferred stock                                                            (2,004,800)                                 (2,004,800)
  Common stock                                                               (2,475,211)                                 (2,475,211)
Change in fair value for the                                   (7,788,344)                                               (7,788,344)
  year net
Equity in net change in TREX
  depreciation                                                   (855,631)                                                 (855,631)
                               ----------------------------------------------------------------------------------------------------
Balance at December 31, 1994   $100  $ 69,216   $116,888,369  $(5,976,354) $ 57,933,848     $(283,550) $ (1,860,687)   $166,770,942
Net income                                                                   39,785,578                                  39,785,578
Conversion of preferred stock  (100)                 (20,260)                                                               (20,360)
Issuance of common stock               20,623        692,869                                                                713,492
Issuance of treasury stock                                                                                  141,228         141,228
Issuance of restricted stock                                                                 (499,005)                     (499,005)
Amortization of restricted stock                                                              240,969                       240,969
Dividends:
  Preferred stock                                                              (598,928)                                   (598,928)
  Common stock                                                               (5,237,664)                                 (5,237,664)
Change in fair value for the                                    8,488,420                                                 8,488,420
  year, net
Equity in net change in TREX
  appreciation                                                  1,270,434                                                 1,270,434
Other                                                107,070                                                                107,070
                               ----------------------------------------------------------------------------------------------------
Balance at Deccmber 31, 1995   $  O  $ 89,839   $117,668,048  $ 3,782,500  $ 91,882,834     $(541,586) $ (1,719,459)   $211,162,176
Net income                                                                   33,301,275                                  33,301,275
Issuance of common stock                  417        823,192                                                                823,609
Issuance of common stock in
  TREX merger                          56,802    134,304,932                                                            134,361,734
Issuance of treasury stock                                                                                  166,745         166,745
Repurchase of treasury stock                                                                            (12,537,575)    (12,537,575)
Issuance of restricted stock                                                                 (501,027)                     (501,027)
Amortization of restricted
  stock                                                                                       411,778                       411,778
Dividends paid to common
  stockholders                                                               (6,478,852)                                 (6,478,852)
Change in fair value for the
  year, net                                                    (2,799,292)                                               (2,799,292)
Equity in net change in TREX
  depreciation                                                    (414,803)                                                (414,803)
Other                                                182,010                                                                182,010
                               ----------------------------------------------------------------------------------------------------
Balance at December 31, 1996   $  O  $147,058   $252,978,182  $   568,405  $118,705,257     $(630,835) $(14,090,289)   $357,677,778
                               ====================================================================================================


The accompanying notes are an integral part of these statements.

PXRE                CONSOLIDATED STATEMENTS OF CASH FLOW
CORPORATION

--------------------------------------------------------------------------------

                                                                                   Years Ended December 31,
                                                                           1996               1995               1994
                                                                           ----               ----               ----
Cash flow           Net income                                        $  33,301,275      $  39,785,578      $  34,829,064
from operating      Adjustments to reconcile net income to
activities           net cash provided by operating activities:
                      Losses and loss expenses                          (12,964,561)        (9,116,644)        10,393,119
                      Unearned premiums                                  (5,077,857)           691,911         (2,280,603)
                      Deferred acquisition costs                          1,284,615           (701,788)           760,020
                      Receivables                                        14,313,128         (3,177,725)        (8,687,535)
                      Reinsurance balances payable                       (3,431,682)           (18,467)         4,458,381
                      Reinsurance recoverable                             4,511,644         11,306,688        (10,270,669)
                    Income tax recoverable                                1,126,162            477,805          2,993,492
                    Equity in net earnings of affiliate                  (3,574,171)        (5,849,161)        (4,090,535)
                    Other                                                (1,455,299)          (985,918)         2,883,752
                                                                      -------------      -------------      -------------
                      Net cash provided by operating activities          28,033,254         32,412,279         30,988,486
                                                                      -------------      -------------      -------------
Cash flow           Cost of fixed maturity investments                  (83,760,831)      (176,462,916)       (70,376,940)
from investing      Fixed maturity investments matured/disposed          62,189,176        171,764,371         50,306,999
activities          Payable for securities                               (2,496,232)         2,496,232        (28,493,966)
                    Cost of equity securities                            (1,849,539)        (5,000,000)                 0
                    Investment in joint venture                                   0         (2,000,000)                 0
                    Cash acquired from merger with TREX                   1,260,611                  0                  0
                    Net change in short-term investments                 22,485,844        (14,909,109)        24,042,715
                                                                      -------------      -------------      -------------
                      Net cash used by investing activities              (2,170,971)       (24,111,422)       (24,521,192)
                                                                      -------------      -------------      -------------
Cash flow           Proceeds from issuance of common stock                  489,327            335,355          1,443,460
from financing      Cash dividends paid to preferred stockholders                 0           (933,061)        (2,004,800)
activities          Cash dividends paid to common stockholders           (6,478,852)        (5,237,664)        (2,475,211)
                    Repurchase of debt                                   (3,235,250)        (2,016,188)        (5,274,750)
                    Cost of treasury stock                              (12,537,575)                 0                  0
                                                                      -------------      -------------      -------------
                      Net cash used by financing activities             (21,762,350)        (7,851,558)        (8,311,301)
                                                                      -------------      -------------      -------------
                    Net change in cash                                    4,099,933            449,299         (1,844,007)
                    Cash, beginning of period                               838,548            389,249          2,233,256
                                                                      -------------      -------------      -------------
                    Cash, end of period                               $   4,938,481      $     838,548      $     389,249
                                                                      =============      =============      =============

                    Supplemental disclosure of cash flow information
                      Non cash investing and financing activities:
                       Fair value of assets acquired                  $ 161,130,734      $           0      $           0
                       Liabilities assumed                               28,496,767                  0                  0
                                                                      -------------      -------------      -------------
                       Stock issued in merger with TREX               $ 132,633,967      $           0      $           0
                                                                      =============      =============      =============




The accompanying notes are an integral part of these statements.

PXRE                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CORPORATION                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

-------------------------------------------------------------------------------


1.  SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION AND CONSOLIDATION

        The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP"). These statements reflect the consolidated operations of PXRE Corporation and its subsidiaries (collectively referred to as "PXRE"), PXRE Reinsurance Company ("PXRE Reinsurance"), PXRE Trading Corporation ("PXRE Trading"), PXRE Ltd. and PXRE Managing Agency Limited. In addition, following the merger of PXRE and Transnational Re Corporation ("TREX") as described further in Note 2, the consolidated operations include Transnational Reinsurance Company ("Transnational Reinsurance") and TREX Trading Corporation ("TREX Trading") since December 11, 1996. During the two years ended December 31, 1995 and 1994 and the period up to December 11, 1996, PXRE owned approximately 21% of TREX, which in turn owned 100% of Transnational Reinsurance, and accounted for this investment under the equity method. Following the merger, Transnational Reinsurance became a wholly-owned subsidiary of PXRE Reinsurance. All material transactions between the consolidated companies have been eliminated in preparing these consolidated financial statements.

        Certain reclassifications have been made for 1995 and 1994 to conform with the 1996 presentation.

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

    DEFERRED ACQUISITION COSTS

        Acquisition costs consist of commissions and brokerage expenses incurred in connection with contract issuance, net of acquisition costs ceded. These costs are deferred and amortized over the period in which the related premiums are earned. Deferred acquisition costs are reviewed periodically to determine that they do not exceed recoverable amounts after allowing for anticipated investment income. Amortization of acquisition costs amounted to $12,874,000, $13,251,000 and $15,026,000 in 1996, 1995 and 1994, respectively.

    MANAGEMENT FEES

        Management fees are recorded as earned under various arrangements whereby PXRE Reinsurance acts as underwriting manager for other insurers and reinsurers, including TREX up to the date of the merger, as discussed in Note 2. These fees are initially based on premium volume, but are adjusted through contingent profit commissions related to underwriting results measured over a period of years.

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

    FAIR VALUE OF FINANCIAL INSTRUMENTS

        Fair values of certain assets and liabilities are disclosed in the notes to the consolidated financial statements based on published market values, if available, or estimates based upon fair values of similar issues. Fair values are reported in Notes 5 and 6.

    LEASEHOLD IMPROVEMENTS, FURNITURE AND EQUIPMENT AND OTHER ASSETS

        Leasehold improvements, furniture and equipment, included in other assets, are carried at depreciated cost. Depreciation and amortization are calculated on a straight-line method principally over 15 years. Acquired insurance licenses are carried at amortized cost.

    DEBT ISSUANCE COSTS

        Debt issuance costs of $2,850,000 associated with the August 1993 issuance of Senior Notes are being amortized over the term of the related debt on a straight-line method. Such amortization expense amounted to $338,000, $324,000 and $456,000 in 1996, 1995 and 1994, respectively, including the pro rata charge of $84,000 and $59,000 relating to $3,050,000 and $1,925,000 of repurchased debt in 1996 and 1995, respectively.

    EXCESS OF FAIR MARKET VALUE OF NET ASSETS OF BUSINESS ACQUIRED OVER COST

        The excess of fair market value of net assets of TREX business acquired over cost is amortized on a straight-line basis over three years. The amortization recorded in 1996 was $145,000.

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

    EARNINGS PER SHARE

        Primary earnings per share are determined by dividing net earnings (after deducting cumulative preferred stock dividends) by the weighted average number of shares outstanding of common stock and common stock equivalents. On a fully diluted basis, both net earnings and shares outstanding were adjusted to assume the conversion of convertible preferred stock from the date of issue, unless the effect of the assumed conversion was anti-dilutive.

    STOCK-BASED COMPENSATION

        Effective January 1, 1996, PXRE adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). SFAS No. 123 establishes a "fair value based method" of accounting for all stock options, but allows for the continued application of the intrinsic value concept under existing accounting rules prescribed by Accounting Principles Board Opinion No. 25 ("APB"). PXRE will continue to value its stock options using the guidance of APB 25 and, as required by SFAS No. 123, discloses in Note 11 to the consolidated financial statements, net income and earnings per share had PXRE valued its stock options using the fair value based method.

2.  ACQUISITION

        On December 11, 1996, PXRE merged with TREX. Pursuant to the merger agreement, each share of common stock of TREX has been canceled, and holders of shares of common stock of TREX exchanged each such share for 1.0575 shares of PXRE common stock and cash in lieu of fractional shares. The merger has been accounted for using the purchase method of accounting, and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair values at the date of merger. The value assigned to the PXRE common stock issued was $129,738,000. This includes a deferred tax adjustment for the liability previously provided by PXRE with respect to its investment in TREX which is no longer required and reduces the purchase price allocated, as well as transaction costs. The excess of the fair value of the net assets acquired over the purchase price, amounting to approximately $8,087,000, has been recorded as negative goodwill and is being amortized on a straight-line basis over 3 years.

        The net income of TREX has been included in PXRE's consolidated results of operations from the date of acquisition and amounted to $1,253,000 in 1996. On the basis of a pro forma consolidation of the results of operations as if the acquisition had taken place at the beginning of 1996 rather than December 11, 1996, consolidated net revenues would have been $153,410,000 for 1996. Consolidated pro forma net income and fully diluted net income per share would have been $49,706,000 and $3.44 in 1996. Such pro forma amounts are not necessarily indicative of what the actual consolidated results of net income might have been if the merger had been effective at the beginning of 1996.

        Summarized financial information for TREX at December 31, 1995 included total assets of $202,441,298, total stockholders' equity of $164,870,961, revenues of $79,123,597 and net income of $27,267,276.

    MANAGEMENT AGREEMENT

        Under the Management Agreement between TREX, Transnational Reinsurance and PXRE Reinsurance, Transnational Reinsurance paid PXRE Reinsurance an annual basic management fee equal to 5% of Transnational Reinsurance's gross written premiums. TREX was also required to reimburse PXRE for all expenses directly attributable to it. This agreement terminated upon the merger.

3.  BUSINESS, RISKS AND OTHER MATTERS

        PXRE, through its wholly-owned subsidiaries PXRE Reinsurance and Transnational Reinsurance, from December 11, 1996, provides treaty and facultative reinsurance to primary insurers and reinsurers on commercial and personal property risks, and marine and aviation risks. Its newly formed London-based managing agency, which will oversee the affairs of PXRE's newly formed underwriting syndicate at Lloyd's-PG Butler Syndicate 1224, will extend PXRE's underwriting opportunities in these and other similar short-tail lines of business. PXRE also conducts trade operations in catastrophe futures and option contracts on the Chicago Board of Trade ("CBOT"), although the low level of activity in the CBOT market for catastrophe futures has kept trade volume to a minimum through December 31, 1996.

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

4.  UNDERWRITING PROGRAMS

        Premiums written and earned for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                              1996             1995               1994
                                              ----             ----               ----
Premiums written
Assumed                                   $114,347,965      $155,380,180      $179,685,909
Direct                                               0                 0            (1,630)
Ceded:  Managed business participants      (21,237,657)      (26,773,867)      (29,841,808)
        Catastrophe coverage                (5,427,393)       (6,180,126)      (12,601,642)
        TREX management agreement          (19,965,317)      (24,790,377)      (28,722,490)
                                          ------------      ------------      ------------
Total reinsurance premiums ceded           (46,630,367)      (57,744,370)      (71,165,940)
                                          ------------      ------------      ------------
Net premiums written                      $ 67,717,598      $ 97,635,810      $108,518,339
                                          ============      ============      ============

                                              1996             1995               1994
                                              ----             ----               ----
Premiums earned
Assumed                                   $120,727,383      $154,155,712      $180,296,809
Direct                                               0                 0            (1,630)
Ceded                                      (47,931,929)      (57,014,019)      (69,694,024)
                                          ------------      ------------      ------------
Net premiums earned                       $ 72,795,454      $ 97,141,693      $110,601,155
                                          ============      ============      ============

        Substantially all premiums written were assumed through reinsurance brokers or intermediaries. In 1996, 1995 and 1994, two, two and one reinsurance intermediaries, respectively, individually accounted for more than 10% of gross premiums written, and collectively accounted for approximately 36%, 34% and 21% of gross premiums written, respectively.

        Under the terms of the management agreement described in Note 2, PXRE retroceded $19,965,000, $24,790,000 and $28,722,000 of premiums written to
Transnational Reinsurance in 1996, 1995 and 1994, respectively.

        In the past, PXRE has entered into retrocessional arrangements providing catastrophe protection. In recent years, PXRE reduced, upon renewal, its own catastrophe excess of loss retrocessional facilities (and associated premiums ceded) and has borne the associated increase in net exposures while pursuing various retrocessional arrangements whereby it manages business for participants. As the cost of catastrophe retrocessional facilities has declined since 1995, PXRE has again commenced selectively purchasing such coverage, although PXRE did not purchase any significant retrocessional coverage in 1996 or 1995. In the event that retrocessionaires are unable to meet their contractual obligations, PXRE would be liable for such defaulted amounts.

        The components of reinsurance recoverable as stated in the December 31, 1996 and 1995 consolidated balance sheets are as follows:

                                              1996            1995
                                              ----            ----
    Losses and loss expense liabilities   $15,633,287     $28,242,045
    Loss payments                           2,431,839       5,855,363
                                          -----------     -----------
                                          $18,065,126     $34,097,408
                                          ===========     ===========

        The components of losses and loss expenses incurred as shown in the December 31, 1996, 1995 and 1994 consolidated statements of income are as follows:

                               1996            1995            1994
                               ----            ----            ----
    Assumed               $ 37,837,120    $ 49,370,127    $ 92,550,583
    Ceded                  (19,273,512)    (14,653,857)    (39,903,138)
                          ------------    ------------    ------------
    Net                   $ 18,563,608    $ 34,716,270    $ 52,647,445
                          ============    ============    ============

        Activity in the losses and loss expense liability for the years ended December 31, 1996, 1995 and 1994 is summarized as follows:

                                            1996            1995            1994
                                            ----            ----            ----
    Net balance January 1              $ 44,424,388    $ 46,044,699    $ 43,460,531
      Plus reinsurance recoverables      28,294,526      35,790,859      27,981,908
                                       ------------    ------------    ------------
    Gross balance at January 1           72,718,914      81,835,558      71,442,439
                                       ------------    ------------    ------------

    Gross reserves of TREX at date
      of acquisition                      9,588,507               -               -

    Incurred related to:
       Current year                      27,327,387      43,388,163      85,804,406
       Prior years                       10,509,733       5,981,969      6,746,180
                                       ------------    ------------    ------------
       Total incurred                    37,837,120      49,370,132     92,550,586
                                       ------------    ------------    ------------

    Paid related to:
       Current year                       6,468,736      16,885,840      44,337,530
       Prior years                       42,698,356      41,600,936      37,819,937
                                       ------------    ------------    ------------
       Total paid                        49,167,092      58,486,776      82,157,467
                                       ------------    ------------    ------------

    Gross balance at December 31       $ 70,977,449    $ 72,718,914    $ 81,835,558
                                       ============    ============    ============

        As a result of changes in estimates of insured events in prior years, the net provision for losses and loss expenses increased by approximately $3,249,000 in 1996 primarily due to Hurricanes Marilyn and Luis; $4,311,000 in 1995 primarily due to the Northridge earthquake; and $3,261,000 in 1994 primarily due to marine pro rata experience.

5.  INVESTMENTS

        The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value of investments in fixed maturities and equity securities as of December 31, 1996 and 1995 are shown below:

                                                             Gross           Gross         Estimated
                                           Amortized      Unrealized       Unrealized         Fair
                                             Cost            Gains           Losses          Value
                                             ----            -----           ------          -----
1996
United States government securities       $180,519,485    $  1,570,671    $    876,482    $181,213,674
United States government agency
  mortgage and asset-backed securities      87,861,645       1,515,801       2,743,510      86,633,936
Other mortgage and asset-backed
  securities                                55,313,776         645,089         252,128      55,706,737
Obligations of states and political
  subdivisions                              70,267,795         810,409          80,848      70,997,356
                                          ------------    ------------    ------------    ------------
    Total fixed maturities                $393,962,701    $  4,541,970    $  3,952,968    $394,551,703
                                          ============    ============    ============    ============

Equity securities                         $  6,849,538    $    946,854    $          0    $  7,796,392
                                          ============    ============    ============    ============


                                                             Gross           Gross         Estimated
                                           Amortized      Unrealized       Unrealized         Fair
                                             Cost            Gains           Losses          Value
                                             ----            -----           ------          -----
1995
United States government securities       $165,405,594    $  5,855,375    $          0    $171,260,969
United States government agency
  mortgage and asset-backed securities      50,942,612          12,419         859,233      50,095,798
                                          ------------    ------------    ------------    ------------
     Total fixed maturities               $216,348,206    $  5,867,794    $    859,233    $221,356,767
                                          ============    ============    ============    ============

Equity securities                         $  5,000,000    $    172,428    $          0    $  5,172,428
                                          ============    ============    ============    ============

        Proceeds, gross realized gains, and gross realized losses from sales of fixed maturity investments before maturity date or securities that prepay and from sales of equity securities were as follows:

                                       1996           1995           1994
                                       ----           ----           ----
    Proceeds
       Fixed maturities           $ 54,359,191    $126,497,804    $21,562,415
                                  ============    ============    ===========
       Equity securities          $  1,532,961    $          0    $         0
                                  ============    ============    ===========

    Gross Gains
       Fixed maturities           $    540,687    $  2,303,300    $         0
       Equity securities                85,711               0              0
                                  ------------    ------------    -----------
                                       626,398       2,303,300              0
    Gross Losses
       Fixed maturities               (532,240)     (2,217,998)    (1,163,963)
                                  ------------    ------------    ------------

    Net realized gains (losses)   $     94,158    $     85,302    $(1,163,963)
                                  ============    ============    ============



    NET INVESTMENT INCOME

        The components of net investment income were as follows:

                                       1996            1995            1994
                                       ----            ----            ----
    Fixed maturity investments    $ 15,642,139    $ 12,896,608    $ 12,259,456
    Equity securities                   42,062          76,704               0
    Short-term investments           1,744,703       2,019,693       1,639,348
                                  ------------    ------------    ------------
                                    17,428,904      14,993,005      13,898,804
    Less investment expenses           646,533         263,439         112,500
                                  ------------    ------------    ------------
    Net investment income         $ 16,782,371    $ 14,729,566    $ 13,786,304
                                  ============    ============    ============


    INVESTMENT EXPENSES

        Investment expenses primarily represent fees paid to Phoenix Duff & Phelps Corporation, a public majority-owned subsidiary of Phoenix Home Life Mutual Insurance Company which owned 4.6% of the outstanding common stock of PXRE at December 31, 1996.

    INVESTMENT MATURITY DISTRIBUTIONS

        The amortized cost and estimated fair value of fixed maturity investments at December 31, 1996 by contractual maturity date is shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                             Estimated
                                                Amortized                       Fair
      Maturity                                     Cost            %            Value            %
      --------                                     ----           ---           -----           ---
      One year or less                         $ 30,076,318        7.6      $ 30,168,502        7.7
      Over 1 through 5 years                    151,500,011       38.5       151,634,979       38.4
      Over 5 through 10 years                    58,449,075       14.8        59,322,226       15.0
      Over 10 through 20 years                   10,761,876        2.7        11,085,323        2.8
                                               ------------      -----      ------------      -----
                                                250,787,280       63.6       252,211,030       63.9
      United States government agency and
        other mortgage and asset-backed
        securities                              143,175,421       36.4       142,340,673       36.1
                                               ------------      -----      ------------      -----
           Total                               $393,962,701      100.0      $394,551,703      100.0
                                               ============      =====      ============      =====

        In addition to fixed maturities, PXRE held $59,791,879 and $41,721,656 of short-term investments at December 31, 1996 and 1995, respectively, comprised principally of high-grade commercial paper with original maturities of one year or less.

    RESTRICTED ASSETS

        Under the terms of certain reinsurance agreements, irrevocable letters of credit in the amount of $2,933,000 were issued at December 31, 1996, in respect of reported loss reserves and unearned premiums. Investments with a par value of $4,000,000 have been pledged as collateral with issuing banks. In addition, securities with a par value of $8,122,000 at December 31, 1996 were on deposit with various state insurance departments in order to comply with insurance laws.

        PXRE, in connection with the startup of PXRE Ltd.'s Syndicate No. 1224, has placed on deposit $42,975,000 of United States government securities as collateral for Lloyd's of London. In addition, PXRE issued a letter of credit for the benefit of Lloyd's of London in the amount of $15,355,000 at a cost of 25 basis points. The letter of credit is collateralized by United States government securities of approximately the same amount.

6.  NOTES PAYABLE AND CREDIT ARRANGEMENTS

        In August 1993, PXRE completed a public offering of $75,000,000 of 9.75% Senior Notes due August 15, 2003. The net balance outstanding, after repurchases, at December 31, 1996 and 1995, amounting to $64,725,000 and $67,775,000, respectively, is carried at par which approximates fair market value. Interest is payable on the Senior Notes semi-annually commencing February 15, 1994. The notes are redeemable on or after August 15, 1998 at the option of PXRE, initially at 103.656%, declining to 100% at August 15, 2001 and thereafter, plus accrued and unpaid interest. The Indenture governing the Senior Notes contains certain covenants which, among other things, limit the ability of PXRE (a) to incur certain additional indebtedness and, in the case of the Restricted Subsidiaries (as defined), to issue preferred stock; (b) to pay dividends, repurchase stock and to make certain other Restricted Payments (as defined); (c) to sell or transfer other assets; (d) to create liens; or (e) to engage in any business other than the insurance and reinsurance businesses and other businesses incidental and related thereto. In addition, the Indenture does not permit PXRE to sell or issue any stock of PXRE Reinsurance or any other Principal Insurance Subsidiary. The Indenture also provides that in the event of a Change of Control, PXRE will offer, within 30 days, to purchase all the Senior Notes then outstanding at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any.

        PXRE Reinsurance has a $10,000,000 unsecured line of credit facility at the lending bank's base rate. At December 31, 1996, no amount was outstanding under this line of credit. No commitment fee was required for this facility.

        Interest and commitment fees paid, were $6,469,000, $6,728,000 and $7,354,000 for 1996, 1995 and 1994, respectively.

7.  INCOME TAXES

        The components of the provision for income taxes for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                       1996            1995            1994
                                       ----            ----            ----
    Current
      Federal                      $14,310,000     $15,265,000     $10,607,000
      State and local                  319,000         374,000         293,000
      Foreign                          539,000       2,109,000       3,899,000
                                   -----------     -----------     -----------
                                    15,168,000      17,748,000      14,799,000
    Deferred                           476,000         441,000         901,000
                                   -----------     -----------     -----------
    Income tax provision           $15,644,000     $18,189,000     $15,700,000
                                   ===========     ===========     ===========
    Income taxes paid              $15,730,000     $16,507,000     $10,246,000
                                   ===========     ===========     ===========

        The income tax provision for each of the years presented differs from the amounts determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income as a result of the following:

                                               1996           1995            1994
                                               ----           ----            ----
    Income taxes at statutory rates        $15,767,000     $18,209,000     $16,235,000
    Tax-exempt interest income                 (48,000)     (1,086,000)     (1,520,000)
    Adjustments of prior years' items          102,000         244,000         266,000
    Foreign tax provision                    1,022,000       2,109,000       3,899,000
    Foreign tax credit utilized             (1,105,000)     (2,284,000)     (3,412,000)
    State and local provision,
      net of federal benefit                   207,000         243,000         191,000
    Excess of fair market value of
    net assets of TREX over cost               (51,000)              0               0
    Other, net
                                              (250,000)        754,000          41,000
                                           -----------      ----------     -----------
    Total income tax provision             $15,644,000     $18,189,000     $15,700,000
                                           ===========     ===========     ===========

        The significant components of the net deferred tax provision (benefit) for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                                1996            1995            1994
                                                ----            ----            ----
    Discounted losses and loss expenses     $  330,000      $  108,000      $ (762,000)
    Unearned premiums                          277,000         (62,000)        153,000
    Deferred acquisition costs                (213,000)        220,000        (266,000)
    Deferred compensation and benefits         (75,000)       (266,000)              0
    Unrealized foreign exchange                (42,000)         (4,000)        168,000
    Foreign tax credit carryforward           (157,000)       (893,000)              0
    Capital loss carryforward                   47,000               0               0
    Discount on long-term bonds, net           149,000         618,000               0
    Appreciation on undistributed
       earnings of affiliate                   139,000         692,000               0
    Accrued ceded premiums                           0          37,000       1,588,000
    Other, net                                  21,000          (9,000)         20,000
                                            ----------      ----------      ----------
      Total deferred tax provision          $  476,000      $  441,000      $  901,000
                                            ==========      ==========      ==========

        The significant components of the net deferred income tax asset (liability) are as follows:

                                                 1996                1995
    Deferred tax asset:                          ----                ----
     Discounted losses and loss expenses         $ 2,193,000     $ 1,952,000
     Unearned premiums                               510,000         598,000
     Deferred compensation and benefits            1,434,000         343,000
     Foreign tax credit carryforward               1,050,000         893,000
     Capital loss carryforward                       356,000          61,000
     Other, net                                      248,000          50,000
                                                 -----------     -----------
     Total deferred income tax asset               5,791,000       3,897,000
                                                 -----------     -----------

    Deferred income tax liability:
     Deferred acquisition costs                    (501,000)        (522,000)
     Tax effect of net unrealized
       appreciation on investments                 (538,000)      (1,813,000)
     Unrealized foreign exchange                   (133,000)        (198,000)
     Discount on long-term bonds, net              (960,000)        (628,000)
     Appreciation on undistributed
       earnings of affiliate                              0         (692,000)
     Gain from sale of subsidiary                         0       (3,697,000)
     Other, net                                     (72,000)               0
                                                 -----------     -----------
     Total deferred income tax liability          (2,204,000)     (7,550,000)
                                                 -----------     -----------
     Net deferred income tax asset (liability)   $ 3,587,000     $(3,653,000)
                                                 ===========     ===========

8.  LEASES AND RENTALS

        Rental expenses for operating leases, principally with respect to office space and equipment, amounted to $939,000, $1,190,000 and $923,000 in 1996, 1995 and 1994, respectively.

        Future net minimum rental payments under non-cancelable operating leases aggregate $7,430,000 as follows: 1997--$672,000; 1998--$596,000; 1999--$520,000;
2000--$502,000; and thereafter $5,140,000.

9.  STOCKHOLDERS' EQUITY AND DIVIDEND RESTRICTIONS

    STOCKHOLDERS' EQUITY

        Authorized and issued common stock (1 cent par value) of PXRE consisted of 40,000,000 and 14,705,782 shares as of December 31, 1996 and 20,000,000 and
8,983,896 as of December 31, 1995, respectively.

        In addition, at December 31, 1996, there were 500,000 shares of serial preferred stock (1 cent par value) authorized and none outstanding. The Board of Directors is authorized to determine the terms of each series of preferred stock which may be issued. During the second quarter of 1992, PXRE completed an offering of 1,059,800 depositary shares, each representing 1/100 of a share of PXRE's Series A Cumulative Preferred Stock. Each depositary share paid dividends at an annual rate of 8% on its $25 per share liquidation value and was redeemable at the option of PXRE on or after May 1, 1995.

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

    DIVIDEND RESTRICTIONS

        The Insurance Department of the State of Connecticut, in which PXRE Reinsurance is domiciled, recognizes as net income and surplus (stockholders' equity) those amounts determined in conformity with statutory accounting practices ("SAP") prescribed or permitted by the department, which differ in certain respects from GAAP. The amount of statutory capital and surplus at December 31 and statutory net income of PXRE Reinsurance for the periods then ended, as filed with insurance regulatory authorities are as follows:

                                          1996           1995           1994
                                          ----           ----           ----
   PXRE Reinsurance
     Statutory capital and surplus    $400,133,000   $250,231,000   $211,988,000
     Statutory net income             $ 35,436,000   $ 37,996,000   $ 33,538,000

        PXRE Reinsurance is subject to state regulatory restrictions which limit the maximum amount of annual dividends or other distributions, including loans or cash advances, available to stockholders without prior approval of the Insurance Commissioner of the State of Connecticut.

        As of December 31, 1996, the maximum amount of dividends and other distributions which may be made by PXRE Reinsurance during 1997 without prior approval is limited to approximately $40,013,000. Accordingly, the remaining amount of its capital and surplus is considered restricted.

        Under the terms of the Senior Notes, dividends to PXRE stockholders in any year are limited as described in Note 6.

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

        The net pension expenses for the company-sponsored plans included the following components at December 31, based on a January 1, valuation date (the latest actuarial estimate):

                                                    1996       1995      1994
                                                    ----       ----      ----
Service cost of benefits earned                   $254,748   $185,584   $71,909
Interest cost on projected benefit obligations     194,999    268,173     8,578
Return on plan assets                                 (747)      (633)     (156)
Net amortization of deferred prior service cost    112,338    166,318      (202)
                                                  --------   --------   -------
Pension expense                                   $561,338   $619,442   $80,129
                                                  ========   ========   =======

        The following table sets forth the funded status of the plans and amounts recognized in the consolidated balance sheets:

                                                        1996           1995
                                                        ----           ----
Actuarial present value of benefit obligations:
  Vested benefits                                   $ 1,229,468    $ 1,071,776
  Non vested                                            176,466         48,568
                                                    -----------    -----------
Accumulated benefit obligation                        1,405,934      1,120,344
Effect of future salary increases                     1,512,094      1,380,611
                                                    -----------    -----------
Projected benefit obligation                          2,918,028      2,500,955
Plan assets at fair value                                26,076         11,507
                                                    -----------    -----------
Funded status                                        (2,891,952)    (2,489,448)
Unrecognized net gain                                   159,862        140,969
Unrecognized prior service cost                       1,355,864      1,519,769
                                                    -----------    -----------
Accrued pension liability                           $(1,376,226)   $  (828,710)
                                                    ===========    ===========

        The assumptions used in computing the information above were as follows:

                                                   1996           1995
                                                   ----           ----
        Discount rate-pension expense              7.5%           7.0%
        Expected long-term rate of return          8.0%           8.0%
        Future compensation growth rate            5.0%           5.0%

     EMPLOYEE STOCK PURCHASE PLAN

        PXRE maintains an Employee Stock Purchase Plan under which it has reserved 36,832 shares of its common stock for issuance to PXRE personnel. The price per share is the lesser of 85% of the fair market value at either the date granted or the date exercised. Under the plan 4,946, 3,768 and 3,388 shares of PXRE common stock were issued for total consideration of approximately $103,000, $84,000 and $74,000 in 1996, 1995 and 1994, respectively.

11.  STOCK OPTIONS AND GRANTS

        During 1987, PXRE granted six officers options to purchase shares of common stock. All of these options are currently exercisable and expire on March 25, 1997. At December 31, 1996, 161,550 of these options had been exercised.

        PXRE adopted in 1988, a plan which provides for the grant of incentive stock options and non-qualified stock options to officers and key employees. Options granted under the 1988 Stock Option Plan have a term of 10 years and become exercisable in four equal annual installments. The exercise price for options granted pursuant to the plan must be equal to or exceed the fair market value of the common stock on the date the option is granted. At December 31, 1996, 261,834 options had been exercised under the 1988 Stock Option Plan. In 1992, the Board of Directors resolved to freeze the 1988 Stock Option Plan as of December 31, 1992, so that no further options could be granted thereafter under this plan.

        In 1992, a Restated Employee Annual Incentive Bonus Plan was approved. Incentive compensation is based in part on return on equity compared to a target return on equity and in part on the discretion of the Restated Bonus Plan Committee. In 1996 and 1995, $1,673,000 and $1,757,000, respectively, was incurred under this plan. In addition, 30% of any bonus granted to certain levels of employees is paid in restricted shares of common stock. As of December 31, 1996, 54,163 restricted shares had been granted under this plan.

        In 1992, PXRE adopted a 1992 Officer Incentive Plan which provides for the grant of incentive stock options, non-qualified stock options and awards of shares of common stock subject to certain restrictions. Options granted under the plan have a term of 10 years and generally become exercisable in four equal annual installments commencing one year from the date of grant. The exercise price for the incentive stock options must be equal to or exceed the fair market value of the common stock on the date the option is granted. The exercise price for the non-qualified options may be less than, equal to, or greater than the fair market value of the common stock on the date of grant, but not less than 50% of such fair market value. As of December 31, 1996, 235,913 options and no shares of restricted stock had been granted under this plan.

        Information regarding the option plans described above is as follows:

                                               Number        Option Price
                                             of Shares      Per Share Range

      Outstanding at December 31, 1993        377,093       $ 8.00 - $25.00
        Options granted                        56,330           $23.875
        Options exercised                     130,541       $ 8.00 - $13.00
        Options canceled                        1,486       $ 8.75 - $25.00
                                              -------
      Outstanding at December 31, 1994        301,396       $ 8.00 - $25.00
        Options granted                        64,621           $24.875
        Options exercised                      22,528       $ 8.75 - $25.00
        Options canceled                          589      $23.875 - $25.00
                                              -------
      Outstanding at December 31, 1995        342,900       $ 8.00 - $25.00
        Options granted                        73,748           $24.75
        Options exercised                      36,659       $ 8.75 - $25.00
        Options canceled                        6,966      $23.875 - $25.00
                                              -------
      Outstanding at December 31, 1996        373,023       $ 8.00 - $25.00
                                              =======

        Total authorized common stock reserved for grants of stock options and restricted stock under the above plans is 833,830 shares. Total shares of 214,429 relate to stock options which are exercisable at December 31, 1996, at exercise prices between $8.00 and $25.00. All options become exercisable upon a change of control of PXRE as defined by the plans.

        In 1995, PXRE adopted a non-employee Director Stock Option Plan which provides for an annual grant of 1,000 options per director from 1995 to 2005 inclusive. Options granted under the plan have a term of 10 years from the date of grant and are exercisable in three equal annual installments commencing one year from the date of grant. The exercise price of the options is the fair market value on the date of grant. As of December 31, 1996, 16,000 options were granted and 2,667 were exercisable.

        As discussed in Note 1, PXRE adopted SFAS No. 123 as of January 1, 1996. As permitted by SFAS No. 123, PXRE has elected to continue to account for its stock option plans under the accounting rules prescribed by APB 25, under which no compensation costs are recognized as an expense. Had compensation costs for the stock options been determined using the fair value method of accounting as recommended by SFAS No. 123, net income and earnings per share for 1996 and 1995 would have been reduced to the following pro forma amounts:

                                           1996          1995
                                           ----          ----
Net income
  As reported                           $33,301,275   $39,785,578
  Pro forma                              33,028,582    39,642,572
Primary income per share
  As reported                                 $3.68         $4.74
  Pro forma                                    3.65          4.72
Fully diluted income per share
  As reported                                 $3.68         $4.48
  Pro forma                                    3.65          4.47

        Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

        The fair value of each option granted in 1996 and 1995 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest of 5.94% for 1996 and 7.58% for 1995; expected lives of 5 years for 1996 and 1995; expected volatility of 36.25% for 1996 and 40.73% for 1995; and expected dividend yield of 3.03% for 1996 and 2.53% for 1995.

        A summary of the status of the employee and director stock option plans at December 31, 1996, 1995 and 1994 and changes during the years then ended is presented below:

                                                                       1996                        1995
                                                             -------------------------   -------------------------
                                                                          Weighted                    Weighted
                                                                           Average                     Average
                                                             Shares     Exercise Price   Shares     Exercise Price
Options outstanding at beginning of year                     350,900        16.93        301,396        14.66
Options granted                                               81,748        24.77         72,621        24.70
Options exercised                                             36,659        10.52         22,528        11.22
Options canceled                                               6,966        24.58            589        24.45
                                                             -------                     -------
Options outstanding at end of year                           389,023        19.04        350,900        16.93
                                                             -------                     -------
Options exercisable at end of year                           217,069        14.62        200,386        12.48
                                                             -------                     -------
Weighted average fair value per share of options granted                    24.77                       24.70

        Options outstanding at December 31, 1996 included 149,736 options with exercise prices ranging from $8.00 to $13.00 per share and a weighted average remaining contractual life of 4.08 years and 239,287 options with exercise prices ranging from $23.25 to $25.00 per share and a weighted average remaining contractual life of 7.49 years. Options exercisable at December 31, 1996 included 149,736 options with a weighted average remaining contractual life of
4.08 years and 67,333 options with a weighted average remaining contractual life of 6.74 years.

        In 1990, PXRE adopted a non-employee Director Deferred Stock Plan granting 2,000 shares of its common stock to each non-employee Board member at the time specified in the plan. The 10,000 shares of stock granted to Board members who are not employees of PXRE or Phoenix Home Life Mutual Insurance Company will be issued to Board members at or after their retirement according to the option selected from those defined in the Plan. The 6,000 shares granted to Board members who are employees of Phoenix Home Life Mutual Insurance Company were issued on August 24, 1993. Increases and (decreases) to the obligations under the Plan amounted to $(17,500), $(25,000) and $65,750 in 1996, 1995 and
1994, respectively.

12.  SEGMENT INFORMATION

        PXRE operates in one significant industry segment: property and casualty reinsurance. Domestic gross premiums written represent U.S. based risks written by U.S. based reinsureds. All other gross premiums written are considered international (principally the United Kingdom, Continental Europe, Australia and
Asia).

                              1996       %            1995        %           1994       %
                              ----       -            ----        -           ----       -
Gross premiums written:
  Domestic               $ 32,594,000    29      $ 44,824,000     29     $ 64,857,000    36
  International            81,754,000    71       110,556,000     71      114,827,000    64
                         ------------   ---      ------------    ---     ------------   ---
                         $114,348,000   100      $155,380,000    100     $179,684,000   100
                         ============   ===      ============    ===     ============   ===

        PXRE has offices in New Jersey, Brussels and London. The following table shows net premiums earned, operating profit and the aggregate carrying amount of identifiable assets by operational area:

                                         U.S.         Foreign
                                      Operations     Operations     Consolidated
                                      ----------     ----------     ------------
1996
Net premiums earned                  $ 65,276,931    $ 7,518,523    $ 72,795,454
Operating profit before interest
  expense, income taxes and
  corporate expenses                 $ 49,036,857    $ 3,435,216    $ 52,472,073
Identifiable assets                  $501,902,023    $41,422,183    $543,324,206

1995
Net premiums earned                  $ 84,368,246    $12,773,447    $ 97,141,693
Operating profit before interest
  expense, income taxes and
  corporate expenses                 $ 52,145,099    $ 6,610,747    $ 58,755,846
Identifiable assets                  $362,484,683    $33,599,192    $396,083,875

13.  QUARTERLY CONSOLIDATED RESULTS OF OPERATIONS (UNAUDITED)

        The following are unaudited quarterly results of operations on a consolidated basis for the years ended December 31, 1996 and 1995. Quarterly results necessarily rely heavily on estimates. This and certain other factors, such as catastrophic losses, call for caution in drawing specific conclusions from quarterly results. Due to changes in the number of average shares outstanding, quarterly earnings per share may not add to the total for the year.

        The common stock price ranges are bid quotations as reported by the New York Stock Exchange at December 31, 1996, and by the NASDAQ National Market System in prior periods.

                                                                  THREE MONTHS ENDED
                                              MARCH 31         JUNE 30        SEPTEMBER 30     DECEMBER 31
                                              --------         -------        ------------     -----------
1996
Net premiums written                        $ 25,346,471     $ 10,740,389     $ 21,783,058     $  9,847,680
                                            ============     ============     ============     ============
Revenues:
  Net premiums earned                       $ 19,420,401     $ 17,099,362     $ 17,793,201     $ 18,482,490
  Net investment income                        3,911,470        4,198,688        4,065,756        4,606,457
  Realized investment (losses) gains             (74,937)        (100,752)         (44,575)         314,422
Management fees: Non-affiliate                 1,765,398          632,341          868,581          253,382
                 TREX                            706,828          634,933          674,342          496,200
                                            ------------     ------------     ------------     ------------
      Total revenues                          25,729,160       22,464,572       23,357,305       24,152,951
                                            ------------     ------------     ------------     ------------
Losses and expenses:
 Losses and loss expenses incurred             4,939,674        4,160,747        6,072,159        3,391,028
  Commissions and brokerage                    3,555,589        3,083,632        3,015,707        3,218,740
  Other operating expenses                     3,184,722        3,341,610        2,623,326        3,112,290
  Interest expense                             1,717,123        1,887,115        1,713,471        1,639,348
                                            ------------     ------------     ------------     ------------
      Total expenses                          13,397,108       12,473,104       13,424,663       11,361,406
                                            ------------     ------------     ------------     ------------
Income before income taxes and
  equity in net earnings of TREX              12,332,052        9,991,468        9,932,642       12,791,545
Equity in net earnings of TREX                 1,293,188          690,932        1,159,611          753,837
Income tax provision                           4,316,000        3,497,000        3,477,000        4,354,000
                                            ------------     ------------     ------------     ------------
      Net income                            $  9,309,240     $  7,185,400     $  7,615,253     $  9,191,382
                                            ============     ============     ============     ============
Primary earnings per common share:
  Net income                                $       1.05     $        .81     $       0.86             0.95
                                            ============     ============     ============     ============
  Average shares outstanding                   8,862,762        8,878,482        8,820,090        9,633,984
                                            ============     ============     ============     ============
Fully diluted earnings per common share:
  Net income                                $       1.05     $        .81     $       0.86     $       0.95
                                            ============     ============     ============     ============
  Average shares outstanding                   8,881,863        8,878,482        8,820,090        9,640,439
                                            ============     ============     ============     ============

Dividends paid per common share             $       0.18     $       0.18     $       0.18     $       0.21
Price Range of Common Stock:
    High                                    $      28.00     $      27.00     $      24.50     $      25.50
    Low                                     $      24.00     $      23.75     $      22.25     $      22.875

                                                                 THREE MONTHS ENDED
                                              -----------------------------------------------------------
                                              MARCH 31         JUNE 30       SEPTEMBER 30     DECEMBER 31
                                              --------         -------       ------------     -----------
1995
Net premiums written                        $ 35,802,653    $ 17,706,219     $ 28,815,447    $ 15,311,490
                                            ============    ============     ============    ============
Revenues:
  Net premiums earned                       $ 23,556,101    $ 25,142,048     $ 24,320,379    $ 24,123,165
  Net investment income                        3,427,447       3,503,210        3,874,380       3,924,529
  Realized investment (losses) gains                   0        (768,280)         282,068         571,515
  Management fees:  TREX                         822,944         849,319          924,618         929,332
                    Non-affiliate              1,198,196         477,956          730,669         484,307
                                            ------------    ------------     ------------    ------------
      Total revenues                          29,004,688      29,204,253       30,132,114      30,032,848
                                            ------------    ------------     ------------    ------------
Losses and expenses:
  Losses and loss expenses incurred (1)       10,750,624       4,249,959       12,050,871       7,664,815
  Commissions and brokerage                    2,903,343       3,663,308        3,159,969       3,524,450
  Other operating expenses                     1,869,649       3,191,706        3,007,294       3,168,196
  Interest expense                             1,752,711       1,779,218        1,891,543       1,719,625
                                            ------------    ------------     ------------    ------------
      Total expenses                          17,276,327      12,884,191       20,109,677      16,077,086
                                            ------------    ------------     ------------    ------------

Income before income taxes and
  equity in net earnings of TREX              11,728,361      16,320,062       10,022,437      13,955,762
Equity in net earnings of TREX                 1,259,231       1,786,463        1,406,155       1,496,107
Income tax provision                           4,114,000       5,656,000        3,555,000       4,864,000
                                            ------------    ------------     ------------    ------------
      Net income                            $  8,873,592    $ 12,450,525     $  7,873,592    $ 10,587,869
                                            ============    ============     ============    ============

Preferred stock dividend                    $    501,200    $     98,478     $          0    $          0
                                            ============    ============     ============    ============
Net income available to
  common stockholders                       $  8,372,392    $ 12,352,047     $  7,873,592    $ 10,587,869
                                            ============    ============     ============    ============

Primary earnings per common share:
  Net income                                $       1.19    $       1.48     $       0.89    $       1.19
                                            ============    ============     ============    ============
  Average shares outstanding                   7,050,633       8,341,774        8,860,923       8,876,496
                                            ============    ============     ============    ============

Fully diluted earnings per common share:
  Net income                                $       1.00    $       1.41     $       0.89    $       1.19
                                            ============    ============     ============    ============
  Average shares outstanding                   8,851,874       8,842,170        8,887,193       8,881,911
                                            ============    ============     ============    ============

Dividends paid per common share             $       0.15    $       0.15     $       0.15    $       0.18
Price Range of Common Stock:
    High                                    $      28.75    $      26.50     $      29.75    $      27.50
    Low                                     $      21.75    $      21.00     $      23.50    $      22.75

(1) The losses and loss expenses incurred during the third and fourth quarters, reflect the release of approximately $3,055,000 and $750,000, respectively, of loss provisions recorded for the Kobe earthquake in the first quarter.

14.  SUBSEQUENT EVENT

        In January 1997, PXRE completed a $100 million offering of 8.85% Capital Trust Pass-through Securities (TRUPS sm) through PXRE Capital Trust I in an institutional private placement. Proceeds of the transaction will be used for general corporate purposes, which may include the redemption or the purchase, from time-to-time, in the open market or in privately negotiated transactions or otherwise, of outstanding indebtedness and common stock of PXRE.

        The consent of holders of PXRE's Senior Notes to certain amendments to the Indenture governing the Senior Notes was obtained in connection with this offering.

                                                                     Schedule II

Parent Company Information
     PXRE Corporation's summarized financial information (parent company only) is as follows:

                                                             December 31,
                                                         1996            1995
                                                    ------------    ------------
BALANCE SHEET
Assets
 Short-temm investments                             $ 18,499,162    $ 14,223,322
 Cash                                                    448,154          68,947
 Other receivables                                       167,656         100,600
 Receivable from TREX                                          0          55,630
 Receivable from subsidiaries                                  0       5,220,116
 Income tax recoverable                                3,420,931         862,112
 Equity in subsidiaries                              409,691,515     257,321,826
 Deferred income tax benefits                            940,912               0
 Other assets                                          7,411,113       6,133,635
                                                    ------------    ------------
   Total assets                                     $440,579,443    $283,986,188
                                                    ============    ============

Liabilities
 Note payable                                       $ 69,700,000    $ 69,700,000
 Payable to subsidiaries                                 293,977               0
 Excess of fair market value over cost                 7,942,374               0
 Other liabilities                                     4,965,314       3,124,012
                                                    ------------    ------------
  Total liabilities                                   82,901,665      72,824,012
                                                    ------------    ------------
Stockholders' equity                                 357,677,778     211,162,176
                                                    ------------    ------------
  Total liabilities and stockholders' equity        $440,579,443    $283,986,188
                                                    ============    ============


INCOME STATEMENT                                                Years ended December 31,
                                                   -----------------------------------------------
                                                       1996              1995             1994
                                                       ----              ----             ----
 Interest earned                                   $    131,928     $  1,102,447     $    947,488
 Realized gain on investment                                  0                0           25,250
 Interest expense                                    (7,063,730)      (7,063,857)      (7,774,994)
 Other operating expenses                            (1,671,164)        (872,681)      (1,140,025)
                                                   ------------     ------------     ------------
 Loss before tax benefit                             (8,602,966)      (6,834,091)      (7,942,281)
 Income tax benefit                                   3,146,456        2,432,000        2,771,000
                                                   ------------     ------------     ------------
                                                     (5,456,510)      (4,402,091)      (5,171,281)
 Equity in earnings of subsidiary                    38,757,785       44,187,669       40,000,345
                                                   ------------     ------------     ------------
 Net income                                        $ 33,301,275     $ 39,785,578     $ 34,829,064
                                                   ============     ============     ============
CASH FLOW STATEMENT
Cash from operating activities:
 Net income                                        $ 33,301,275     $ 39,785,578     $ 34,829,064
 Adjustments to reconcile net income to cash
 provided by operating acitvities:
 Equity in earnings of subsidiaries                 (38,757,785)     (44,187,669)     (40,000,345)
 Cash dividends from subsidiaries                    21,000,000        6,000,000       12,000,000
 Receivable from TREX                                  (334,422)         (55,630)         364,996
 Investment income receivable                                 0                0          165,950
 Intercompany accounts                                5,421,549        2,214,333      (11,597,441)
 Deferred income taxes                                 (741,980)               0            4,608
 Income tax (recoverable) payable                    (3,218,458)      (2,566,935)      12,514,287
 Other                                                2,030,968       (2,024,244)        (121,526)
                                                   ------------     ------------     ------------
 Net cash provided (used) by operating activities    18,701,147         (834,567)       8,159,593
                                                   ------------     ------------     ------------
Cash flow from investing activities:
 Investment in equity of PXRE Trading Corporation             0       (2,500,000)               0
 Net change in short-term investments                   205,160       (8,202,595)       2,750,199
 Proceeds from sale of fixed maturity investments             0       17,626,750                0
 Cost of fixed maturity investments                           0                0       (2,961,029)
                                                   ------------     ------------     ------------
 Net cash provided (used) by investing activities       205,160        6,924,155         (210,830)
                                                   ------------     ------------     ------------
Cash flow from financing activities:
 Proceeds from issuance of common stock                 489,327          335,355        1,443,460
 Cash dividends paid to common stockholders          (6,478,852)      (5,237,664)      (2,475,211)
 Cash dividends paid to preferred stockholders                0         (933,061)      (2,004,800)
 Repurchase of debt                                           0                0       (5,274,750)
 Cost of treasury stock                             (12,537,575)               0                0
                                                   ------------     ------------     ------------
 Net cash used by financing activities              (18,527,100)      (5,835,370)      (8,311,301)
                                                   ------------     ------------     ------------
Net change in cash                                      379,207          254,218         (362,538)
Cash, beginning of period                                68,947         (185,271)         177,267
                                                   ------------     ------------     ------------
Cash, end of period                                $    448,154     $     68,947     $   (185,271)
                                                   ============     ============     ============

                                                                    Schedule III

                        PXRE CORPORATION AND SUBSIDIARIES
                       SUPPLEMENTARY INSURANCE INFORMATION

         Column A      Column B      Column C      Column D       Column E      Column F
         --------      --------      --------      --------       --------      --------
                                     Future
                                     policy
                                    benefits,                      Other
                                     losses,                       policy
         Segment-      Deferred     claims and                   claims and
         property       policy         loss        Unearned       benefits
           and        acquisition    expenses      premiums       payable        Premium
         casualty        cost        (caption      (caption       (caption       revenue
        insurance     (caption 7)     13-a-1)       13-a-2)       13-a-3)      (caption 1)
        ---------     -----------    --------      --------       -------      -----------
1996                  $1,449,000   $70,977,000   $11,042,000      $     0     $ 72,796,000
1995                   1,565,000    72,719,000    13,685,000      $     0       97,142,000
1994                     863,000    81,836,000    12,263,000      $     0      110,601,000


             Column G      Column H       Column I      Column J      Column K
             --------      --------       --------      --------      --------
                          Benefits,       Amortiza-
                           claims,         tion of
               Net        losses and      deferred
            investment    settlement       policy         Other
              income       expenses      acquisition    operating      Premiums
           (caption 2)   (caption 4)        costs        expense       written
           -----------    -----------       -----        -------       -------
1996       $16,782,000    $18,564,000    $12,874,000   $12,262,000   $67,718,000
1995        14,730,000     34,716,000     13,251,000    11,237,000    97,636,000
1994        13,786,000     52,647,000     15,026,000     8,365,000   108,518,000



                                                                     Schedule VI

                        PXRE CORPORATION AND SUBSIDIARIES
                      SUPPLEMENTARY INFORMATION CONCERNING
                     PROPERTY-CASUALTY INSURANCE OPERATIONS

              Column A       Column B       Column C       Column D        Column E       Column F
              --------       --------       --------       --------        --------       --------
                                           Reserves for
                                             unpaid
                             Deferred        claims         Discount,
             Affiliation      policy        and claim        if any
                with        acquisition     adjustment    deducted in       Unearned        Earned
             registrant        costs         expenses       Column C        premiums       premiums
             ----------        -----         --------       --------        --------       --------
            Consolidated
1996          Property      $1,449,000     $70,977,000       $    0       $11,042,000    $ 72,796,000
1995          Casualty       1,565,000      72,719,000            0        13,685,000      97,142,000
1994          Entities         863,000      81,836,000            0        12,263,000     110,601,000


               Column G           Column H                    Column I        Column J           Column K
               --------           --------                    --------        --------           --------
                                    Claims and Claim          Amortiza-
                                  adjustment expenses         tion of           Paid
                                  incurred related to         deferred         claims
                Net               (1)             (2)          policy         and claim
             investment         Current          Prior         acquisi-       adjustment         Premiums
               income             year           years        tion costs       expenses          written
               ------             ----           -----        ----------       --------          -------
1996         $16,782,000      $15,315,000      $3,249,000     $12,874,000     $28,753,000      $ 67,718,000
1995          14,730,000       30,405,000       4,311,000      13,251,000      36,337,000        97,636,000
1994          13,786,000       49,385,000       3,262,000      15,026,000      50,061,000       108,518,000

                        REPORT OF INDEPENDENT ACCOUNTANTS
                      ON THE FINANCIAL STATEMENT SCHEDULES

To the Board of Directors
    of PXRE Corporation

Our audits of the consolidated financial statements referred to in our report dated February 13, 1997 appearing on page F-1 of PXRE Corporation's Annual Report on Form 10-K for the year ended December 31, 1996, also included an audit of the Financial Statement Schedules listed in Item 14(a) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PRICE WATERHOUSE LLP

New York, New York
February 13, 1997

                       CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statements on Form S-8/S-3 (Nos. 33-35521 and 33-63768), Form S-8 (No. 33-82908) and Form S-8(No. 333-4897) of PXRE
Corporation of our report dated February 13, 1997 appearing on page F-1 of this Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedules which appears above.

PRICE WATERHOUSE LLP

New York, New York
March 26, 1997

                                INDEX TO EXHIBITS


                                                                    SEQUENTIALLY
EXHIBIT                                                               NUMBERED
NUMBER                           EXHIBIT                                PAGE



   3 Restated Certificate of Incorporation and By-laws of PXRE Corporation (Exhibits 3.1 and 3.2 to PXRE's Registration Statement on Form S-1 dated August 29, 1986, as amended by Amendment No. 1 thereto dated February 19, 1987 and by Amendment No. 2 thereto dated March 25, 1987 (File No. 33-8406) and incorporated herein by reference); Certificate of Designations designating the Series A Cumulative
            Convertible Preferred Stock of PXRE Corporation (Exhibit 4.5 to PXRE's Registration Statement on Form S-2 dated February 21, 1992, as amended by Amendment No. 1 thereto dated April 1, 1992 and by Amendment
            No. 2 thereto dated April 13, 1992 and by Amendment No. 3 thereto dated April 23, 1992 (File No. 33-45893) and incorporated herein by reference); Certificate of Amendment dated May 20, 1993 to PXRE's Restated Certificate of Incorporation (Exhibit 4.3 to PXRE's Registration Statement on Forms S-8 and S-3 dated June 3, 1993 (File No. 33-63768) and incorporated herein by reference); Certificate of Amendment dated May 19, 1994 to PXRE's Restated Certificate of Incorporation (Exhibit 3 to the Annual Report on Form 10-K of PXRE for the fiscal year ended December 31, 1994 (File No. 0-15428) and incorporated herein by reference; Certificate of Amendment dated December 9, 1996 to PXRE's Restated Certificate of Incorporation (Exhibit 4.5 to PXRE Registration Statement on Form S-3 dated January 3, 1997 (File No. 333-19207), and incorporated herein by reference);
            Article IV, Section 1 of the By-laws of PXRE Corporation, as amended on June 8, 1995, (Exhibit 3 to the Annual Report on Form 10-K of PXRE for the fiscal year ended December 31, 1995 (File No. 0-15428), and incorporated herein by reference. The Certificate of Merger of

------------------------------
*              Filed herewith.

(M) Indicates a management contract or compensatory plan or arrangement in which the directors and/or executive officers of PXRE participate.

                                                                    SEQUENTIALLY
EXHIBIT                                                               NUMBERED
NUMBER                           EXHIBIT                                PAGE

             Transnational Re Corporation into PXRE Corporation, dated December 11, 1996. *

   4.1 Trust Indenture, dated as of August 31, 1993, between PXRE, as issuer, and The First National Bank of Boston, as trustee, relating to $75,000,000 principal amount of 9.75% Senior Notes of PXRE due 2003 (Exhibit 4.1 to PXRE's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 (File No. 0-15428), and incorporated herein by reference).

   4.2 Supplemental Indenture, dated as of January 24, 1997, between PXRE and State Street Bank and Trust Company, as Successor Trustee, relating to $75,000,000 original principal amount of 9.75% Senior Notes of PXRE due 2003.*

   4.3 Indenture, dated as of January 29, 1997, between PXRE and First Union National Bank, as Trustee.*

   4.4 First Supplemental Indenture, dated as of January 29, 1997, between PXRE and First Union National Bank, as Trustee, in respect of PXRE's 8.85% Junior Subordinated Deferrable Interest Debentures due 2027.*

   4.5 Amended and Restated Declaration of Trust of PXRE Capital Trust I, dated as of January 29, 1997, among PXRE, as sponsor, the Administrators thereof, First
            Union Bank of Delaware, as Delaware Trustee, First Union National Bank, as Institutional Trustee, and the holders from time to time of undivided interests in the assets of PXRE Capital Trust I.*

------------------------------
*              Filed herewith.

(M) Indicates a management contract or compensatory plan or arrangement in which the directors and/or executive officers of PXRE participate.

                                                                    SEQUENTIALLY
EXHIBIT                                                               NUMBERED
NUMBER                           EXHIBIT                                PAGE

   4.6      Capital Securities Guarantee  Agreement,  dated as of
            January  29,  1997,  between  PXRE  and  First  Union
            National Bank, as Guarantee Trustee.*

   4.7      Common Securities  Guarantee  Agreement,  dated as of
            January 29, 1997, executed by PXRE.*

   10.1     Registration  Rights  Agreement,  dated  January  29,
            1997,  among PXRE,  PXRE Capital  Trust I and Salomon
            Brothers  Inc,  as   Representative  of  the  Initial
            Purchasers.*

   10.2 Purchase Agreement among PXRE, PXRE Capital Trust I and Salomon Brothers Inc, as Representative of the Initial Purchasers, dated January 24, 1997.*

   10.3 PXRE Reinsurance Company Management Agreement among PXRE Reinsurance and, among others, Merrimack Mutual Fire Insurance Company ("Merrimack"), Pennsylvania Lumbermens Mutual Insurance Company ("Pennsylvania Lumbermens"), and NRMA Insurance Limited ("NRMA") (Exhibit 10.1 to PXRE's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (File No. 0-15428), and incorporated herein by reference); letter dated November 28, 1990 from Pennsylvania Lumbermens confirming reduced participation (Exhibit
            10.7 to PXRE's Form S-2 Registration Statement dated February 21, 1992, as amended by Amendment No. 1 thereto  dated April 1, 1992 and by  Amendment  No. 2
            thereto dated April 13, 1992 and by Amendment No. 3 thereto dated April 23, 1992 (File No. 33-45893), and incorporated herein by reference). Cover notes respecting January 1997 renewals by Merrimack, Pennsylvania

------------------------------
*              Filed herewith.

(M) Indicates a management contract or compensatory plan or arrangement in which the directors and/or executive officers of PXRE participate.

                                                                    SEQUENTIALLY
EXHIBIT                                                               NUMBERED
NUMBER                           EXHIBIT                                PAGE

            Lumbermens  and  NRMA   and   cover  note  respecting
            participation  commencing January 1,  1997  by  Auto-
            Owners Insurance Company.*

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

   10.7 Amendment No. 2 to Investment Advisory Agreement between PXRE Reinsurance Company and Phoenix Investment Counsel, Inc., effective as of November 1, 1989. (Exhibit 10.4 to the Annual Report on Form 10-K of PXRE for the fiscal year ended

------------------------------
*              Filed herewith.

(M) Indicates a management contract or compensatory plan or arrangement in which the directors and/or executive officers of PXRE participate.

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

------------------------------
*              Filed herewith.

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

------------------------------
*              Filed herewith.

(M) Indicates a management contract or compensatory plan or arrangement in which the directors and/or executive officers of PXRE participate.

                                                                    SEQUENTIALLY
EXHIBIT                                                               NUMBERED
NUMBER                           EXHIBIT                                PAGE

            reference), as amended by Amendment No. 1 thereto, dated December 1, 1994 (Exhibit 10.21 to the Annual Report on Form 10-K of PXRE for the fiscal year ended December 31, 1994 (File No. 0-15428), and incorporated herein by reference).

   10.19 Aggregate Excess of Loss Reinsurance Agreement dated as of November 8, 1993 between PXRE Reinsurance, as reinsurer, and Transnational Reinsurance Company, as reinsured (Exhibit 10.23 to the Annual Report on Form 10-K of PXRE for the fiscal year ended December 31, 1993 (File No. 0-15428), and incorporated herein by reference).

   10.20    Services  Agreement  dated as of  December  11,  1996
            between PXRE  Reinsurance  Company and  Transnational
            Reinsurance Company.*

   10.21 Addendum No. 2 dated November 10, 1994 to the PXRE Group Amended and Restated Agreement Concerning Filing of Consolidated Federal Income Tax Returns (Exhibit 10.22 to the Annual Report on Form 10-K of PXRE for the fiscal year ended December 31, 1994 (File No. 0-15428), and incorporated herein by reference).

   10.22    Addendum  No. 3 dated as of December  11, 1996 to the
            PXRE Group Amended and Restated Agreement  Concerning
            Filing of Consolidated Federal Income Tax Returns.*

   10.23    Amendment dated August 1994 to the Severance Plan for
            Certain Executives of PXRE Corporation (Exhibit 10.23 to the Annual Report on Form 10-K of PXRE for the fiscal year ended

------------------------------
*              Filed herewith.

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

   10.26 Amendment No. 3 to Investment Advisory Agreement between PXRE Reinsurance Company and Phoenix Investment Counsel, Inc. (predecessor of Phoenix Duff & Phelps) effective June 1, 1995 (Exhibit 10.26 to the Annual Report on Form 10-K of PXRE for the fiscal year ended December 31, 1995 (File No. 0-15428), and incorporated herein by reference).

   10.27 Agreement and Plan of Merger dated as of August 22, 1996 between PXRE and Transnational Re Corporation, as amended by Amendment No. 1 dated as of September 27, 1996 and Amendment No. 2 dated as of October 24, 1996 (Annex A to PXRE's Form S-4 Registration Statement dated October 30, 1996 (File No. 333-15087), and incorporated herein by reference).

   10.28 Amended and Restated Investment Advisory Agreement between Transnational Reinsurance Company and Phoenix Investment Counsel, Inc. dated November 8, 1993 (Exhibit 10.4 to the Annual Report on Form 10-K of Transnational Re Corporation for the fiscal

------------------------------
*              Filed herewith.

(M) Indicates a management contract or compensatory plan or arrangement in which the directors and/or executive officers of PXRE participate.

                                                                    SEQUENTIALLY
EXHIBIT                                                               NUMBERED
NUMBER                           EXHIBIT                                PAGE

            year ended December 31, 1993 (File No. 0-22376) and incorporated herein by reference) as amended by the Amendment thereto, effecive June 1, 1995 (Exhibit
            10.11 to the Annual Report on Form 10-K of Transnational Re Corporation for the fiscal year ended Decembr 31, 1995 (File No. 0-22376), and incorporated herein by reference).

   10.29    Investment  Management  Agreement,  effective January
            29,  1977  between  PXRE   Corporation   and  Phoenix
            Investment Counsel, Inc.*

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

   21 List of Subsidiaries of PXRE. (Included as part of Item 14(a)(3) of this Form 10-K.)

   23       Consent   of  Price   Waterhouse   LLP,   independent
            accountants  to  PXRE.  (Included  as  part  of  Item
            14(a)(2) of this Form 10-K.)

   24       Powers of Attorney.*

   27       Financial Data Schedule (electronic filing only).*

   28 Information from reports furnished to state insurance regulatory authorities.
            (Filed in paper under cover of Form SE.)

------------------------------
*              Filed herewith.

(M) Indicates a management contract or compensatory plan or arrangement in which the directors and/or executive officers of PXRE participate.

                                  STATEMENT OF DIFFERENCES

 The British pound sterling sign shall be expressed as ............'L'
 The service mark symbol shall be expressed as ....................'sm'