Form 10-Q
period 1997-03-31
PXRE CORP
filed 1997-05-13
CIK 799721

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------


                                   FORM 10-Q


['ch'] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________________ TO ______________

                         COMMISSION FILE NUMBER 001-12595



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


                                 (908) 906-8100
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   'ch'     No
                                                --------     --------

     As of May 9, 1997, 13,917,527 shares of common stock, $.01 par value per share, of the Registrant were outstanding.



================================================================================

                                PXRE CORPORATION

                                      INDEX



PART I.  FINANCIAL INFORMATION



     Consolidated Balance Sheets at March 31, 1997
        and December 31, 1996                                             3


     Consolidated Statements of Income for the three months
        ended March 31, 1997 and 1996                                     4


     Consolidated Statements of Stockholders' Equity for the
        three months ended March 31, 1997 and 1996                        5

     Consolidated Statements of Cash Flow for the three months
        ended March 31, 1997 and 1996                                     6


     Notes to Consolidated Interim Financial Statements                   7


     Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                        11



PART II.  OTHER INFORMATION                                              26

PXRE              Consolidated Balance Sheets
Corporation       (Unaudited)
--------------------------------------------------------------------------------


                                                                                         March 31,         December 31,
                                                                                           1997               1996
                                                                                           ----               ----

Assets            Investments:
                    Fixed maturities, available-for-sale, at fair value (amortized
                      cost $430,892,000 and $393,962,000, respectively)                 $ 425,462,083    $ 394,551,703
                    Equity securities, at fair value (cost $6,636,000 and $6,850,000)       7,289,367        7,796,392
                    Short-term investments                                                 95,591,971       59,791,879
                                                                                        -------------    -------------
                        Total investments                                                 528,343,421      462,139,974
                  Cash                                                                     11,921,319        4,938,481
                  Accrued investment income                                                 6,201,725        5,046,899
                  Receivables:
                    Unreported premiums                                                    16,203,504       16,849,578
                    Balances due from intermediaries and brokers                            7,291,518        6,279,368
                    Other receivables                                                      13,357,496        9,281,392
                  Reinsurance recoverable                                                  16,768,993       18,065,126
                  Ceded unearned premiums                                                   5,523,643        3,728,424
                  Deferred acquisition costs                                                2,525,019        1,449,050
                  Income tax recoverable                                                            0        2,204,026
                  Deferred income tax asset                                                 6,032,999        3,586,489
                  Other assets                                                             10,684,265        9,755,399
                                                                                        -------------    -------------
                        Total assets                                                    $ 624,853,902    $ 543,324,206
                                                                                        -------------    -------------
                                                                                        -------------    -------------

Liabilities       Losses and loss expenses                                              $  62,023,457    $  70,977,449
                  Unearned premiums                                                        26,540,441       11,042,260
                  Reinsurance balances payable                                              6,877,492        4,635,449
                  Notes payable                                                            39,825,000       64,725,000
                  Income tax payable                                                        4,262,762                0
                  Payable for securities                                                    6,487,760                0
                  Contingent commission payable                                             3,048,696       12,772,478
                  Excess of fair market value of net assets of TREX                         7,268,411        7,942,374
                  Other liabilities                                                         9,462,035       13,551,418
                                                                                        -------------    -------------
                        Total liabilities                                                 165,796,054      185,646,428
                                                                                        -------------    -------------

                  Minority Interest in Consolidated Subsidiary:
                      Company-Obligated Mandatorily Redeemable Capital Trust
                      Pass-through Securities of Subsidiary Trust holding solely a
                      Company-Guaranteed Related Subordinated Debt                         99,511,728                0

Stockholders'    Serial preferred stock, $.01 par value -- 500,000 shares authorized;
Equity            0 shares issued and outstanding                                                   0                0
                 Common stock, $.01 par value -- 40,000,000 shares authorized;
                  14,773,180 and 14,705,782 shares issued, respectively                       147,732          147,058
                 Additional paid-in capital                                               254,524,144      252,978,182
                 Net unrealized (depreciation) appreciation on investments, net of deferred income tax (benefit) expense of ($1,672,000) and
                  $306,000                                                                 (3,534,972)         568,405
                 Retained earnings                                                        126,173,809      118,705,257
                  Treasury stock at cost (848,396 and 750,876 shares)                     (16,550,982)     (14,090,289)
                  Restricted stock at cost (66,809 and 53,279 shares)                      (1,213,611)        (630,835)
                                                                                        -------------    -------------
                        Total stockholders' equity                                        359,546,120      357,677,778
                                                                                        -------------    -------------
                        Total liabilities and stockholders' equity                      $ 624,853,902    $ 543,324,206
                                                                                        -------------    -------------
                                                                                        -------------    -------------


          The accompanying notes are an integral part of these statements.

PXRE              Consolidated Statements of Income
Corporation       (Unaudited)
--------------------------------------------------------------------------------


                                                                               Three Months Ended
                                                                                  March 31,
                                                                             1997           1996
                                                                             ----           ----

Revenues          Net premiums earned                                  $ 22,299,903    $ 19,420,401
                  Net investment income                                   8,954,051       3,911,470
                  Net realized investment losses                           (439,208)        (74,937)
                  Management fees :  Non-affiliate                          915,296       1,765,398
                                     TREX                                         0         706,828
                                                                        -----------    ------------
                                                                         31,730,042      25,729,160
                                                                        -----------    ------------
Losses and        Losses and loss expenses incurred                       2,115,805       4,939,674
Expenses          Commissions and brokerage                               4,696,511       3,555,589
                  Other operating expenses                                3,881,875       3,184,722
                  Interest expense                                        3,050,541       1,717,123
                                                                        -----------    ------------
                                                                         13,744,732      13,397,108
                                                                        -----------    ------------

                  Income before income taxes, extraordinary item and
                    equity in net earnings of TREX                       17,985,310      12,332,052
                  Equity in net earnings of TREX                                  0       1,293,188
                  Income tax provision                                    5,939,450       4,316,000
                                                                        -----------    ------------
                  Income before extraordinary item                       12,045,860       9,309,240
                  Extraordinary loss on debt redemption,
                    net of $879,450 income tax benefit                    1,633,200               0
                                                                        -----------    ------------
                  Net income                                           $ 10,412,660    $  9,309,240
                                                                        -----------    ------------
                                                                        -----------    ------------

Per Share         Primary:
                       Income before extraordinary item                $       0.86    $       1.05
                       Extraordinary loss                                      0.12               0
                                                                        -----------    ------------
                       Net income                                      $       0.74    $       1.05
                                                                        -----------    ------------
                                                                        -----------    ------------
                       Average shares outstanding                        14,066,463       8,862,762
                                                                        -----------    ------------
                                                                        -----------    ------------

                  Fully diluted:
                       Income before extraordinary item                $       0.86    $       1.05
                       Extraordinary loss                                      0.12               0
                                                                        -----------    ------------
                       Net income                                      $       0.74    $       1.05
                                                                        -----------    ------------
                                                                        -----------    ------------
                       Average shares outstanding                        14,097,320       8,881,863
                                                                        -----------    ------------
                                                                        -----------    ------------









          The accompanying notes are an integral part of these statements.

PXRE                Consolidated Statements of Stockholders' Equity
Corporation         (Unaudited)
--------------------------------------------------------------------------------


                                                                           Three Months Ended
                                                                               March 31,
                                                                        1997                1996
                                                                        ----                ----

Common Stock:         Balance at beginning of period              $     147,058        $     89,839
                      Issuance of shares                                    674                 312
                                                                  -------------        ------------
                          Balance at end of period                $     147,732        $     90,151
                                                                  -------------        ------------
                                                                  -------------        ------------

Additional            Balance at beginning of period              $ 252,978,182        $117,668,048
Paid-in Capital:      Issuance of common shares                       1,368,350             301,014
                      Other                                             177,612             157,127
                                                                  -------------        ------------
                          Balance at end of period                $ 254,524,144        $118,126,189
                                                                  -------------        ------------
                                                                  -------------        ------------

Unrealized            Balance at beginning of period              $   $ 568,405        $  3,782,500
Depreciation          Change in fair value for the period            (4,103,377)         (3,188,942)
on Investments:       Equity in net change in TREX depreciation               0            (311,441)
                                                                  -------------        ------------
                          Balance at end of period                $  (3,534,972)       $   $282,117
                                                                  -------------        ------------
                                                                  -------------        ------------

Retained              Balance at beginning of period              $ 118,705,257        $ 91,882,834
Earnings:             Net income                                     10,412,660           9,309,240
                      Dividends paid to common stockholders          (2,944,108)         (1,574,335)
                                                                  -------------        ------------
                          Balance at end of period                $ 126,173,809        $ 99,617,739
                                                                  -------------        ------------
                                                                  -------------        ------------

Treasury Stock:       Balance at beginning of period              $ (14,090,289)       $ (1,719,459)
                      Repurchase of common stock                     (2,360,209)           (625,000)
                      Other                                            (100,484)                  0
                                                                  -------------        ------------
                          Balance at end of period                $ (16,550,982)       $ (2,344,459)
                                                                  -------------        ------------
                                                                  -------------        ------------

Restricted Stock:     Balance at beginning of period              $    (630,835)       $   (541,586)
                      Issuance of restricted stock                     (741,988)                  0
                      Amortization of restricted stock                  159,212              69,912
                                                                  -------------        ------------
                          Balance at end of period                $  (1,213,611)       $   (471,674)
                                                                  -------------        ------------
                                                                  -------------        ------------

Total                 Balance at beginning of period              $ 357,677,778        $211,162,176
Stockholders'         Issuance of common shares                       1,369,024             301,326
Equity:               Repurchase of common stock                     (2,360,209)           (625,000)
                      Restricted stock, net                            (582,776)             69,912
                      Unrealized depreciation on investments
                        net of deferred income tax                   (4,103,377)         (3,500,383)
                      Net income                                     10,412,660           9,309,240
                      Dividends                                      (2,944,108)         (1,574,335)
                      Other                                              77,128             157,127
                                                                  -------------        ------------
                          Balance at end of period                $ 359,546,120        $215,300,063
                                                                  -------------        ------------
                                                                  -------------        ------------





        The accompanying notes are an integral part of these statements.

PXRE                Consolidated Statements of Cash Flow
Corporation         (Unaudited)
--------------------------------------------------------------------------------


                                                                                            Three Months Ended
                                                                                                March 31,
                                                                                     1997                          1996
                                                                                     ----                          ----
Cash Flow           Net income                                                   $10,412,660                    $9,309,240
from Operating      Adjustments to reconcile net income to net cash
Activities            provided by operating activities:
                         Losses and loss expenses                                 (8,953,992)                   (7,807,778)
                         Unearned premiums                                        13,702,962                     5,926,070
                         Deferred acquisition costs                               (1,075,969)                     (387,999)
                         Receivables                                             (15,422,025)                   (2,227,317)
                         Reinsurance balances payable                              2,242,043                     3,994,147
                         Reinsurance recoverable                                   1,296,136                     3,277,271
                    Income tax recoverable                                         6,644,394                     4,980,390
                    Equity in net earnings of TREX                                         0                    (1,135,966)
                    Other                                                         (3,818,849)                   (5,280,446)
                                                                                ------------                    ----------
                          Net cash provided by operating activities                5,027,360                    10,647,612
                                                                                ------------                    ----------



Cash Flow           Cost of fixed maturity investments                          (188,986,480)                  (19,578,598)
from Investing      Fixed maturity investments matured/disposed                  152,156,266                     5,871,758
Activities          Payable for securities                                         6,487,760                     4,863,688
                    Cost of equity securities                                     (1,641,334)                            0
                    Equity securities disposed                                     1,855,232                             0
                    Net change in short-term investments                         (35,800,092)                    3,078,031
                                                                                ------------                    ----------
                          Net cash used by investing activities                  (65,928,648)                   (5,765,121)
                                                                                ------------                    ----------



Cash Flow           Proceeds from issuance of common stock                           475,068                       301,326
from Financing      Cash dividends paid to common stockholders                    (2,944,108)                   (1,574,335)
Activities          Issuance of minority interest in consolidated subsidiary      99,509,000                             0
                    Repurchase of debt                                           (26,795,625)                            0
                    Cost of treasury stock                                        (2,360,209)                     (625,000)
                                                                                ------------                    ----------
                           Net cash provided (used) by financing activities       67,884,126                    (1,898,009)
                                                                                ------------                    ----------

                    Net change in cash                                             6,982,838                     2,984,482
                    Cash, beginning of period                                      4,938,481                       838,548
                                                                                ------------                    ----------
                    Cash, end of period                                         $ 11,921,319                    $3,823,030
                                                                                ============                    ==========






        The accompanying notes are an integral part of these statements.

PXRE              NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
CORPORATION
--------------------------------------------------------------------------------

1.      SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION AND CONSOLIDATION
        The accompanying interim consolidated financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP"). These statements reflect the consolidated operations of PXRE Corporation and its subsidiaries (collectively referred to as "PXRE"), PXRE Reinsurance Company ("PXRE Reinsurance"), PXRE Trading Corporation ("PXRE Trading"), PXRE Capital Trust I, PXRE Ltd. and PXRE Managing Agency Limited. Operations of PXRE Ltd. and PXRE Managing Agency Limited will be included in the consolidated results on a one quarter lag period. In addition, following the merger of PXRE and Transnational Re Corporation ("TREX"), the consolidated operations include Transnational Reinsurance Company ("Transnational Reinsurance") and TREX Trading Corporation ("TREX Trading") since December 11, 1996. During the two years ended December 31, 1995 and 1994 and the period up to December 11, 1996, PXRE owned approximately 21% of TREX, which in turn owned 100% of Transnational Reinsurance, and accounted for this investment under the equity method. Following the merger, Transnational Reinsurance became a wholly-owned subsidiary of PXRE Reinsurance. All material transactions between the consolidated companies have been eliminated in preparing these consolidated financial statements.

        The interim consolidated financial statements are unaudited; however, in the opinion of management, the foregoing consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim period. These interim statements should be read in conjunction with the 1996 audited consolidated financial statements and related notes. The preparation of interim consolidated financial statements relies significantly upon estimates. Use of such estimates, and the seasonal nature of a portion of the reinsurance business, necessitates caution in drawing specific conclusions from interim results.

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

PXRE              NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
CORPORATION
--------------------------------------------------------------------------------

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

     MANAGEMENT FEES
        Management fees are recorded as earned under various arrangements, whereby PXRE Reinsurance acts as underwriting manager for other insurers and reinsurers including TREX, up to the date of its merger with PXRE. These fees are initially based on premium volume, but are adjusted through contingent profit commissions related to underwriting results measured over a period of years.

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

     INVESTMENTS
        Fixed maturity investments and unaffiliated equity securities are considered available-for-sale and are reported at fair value. Unrealized gains and losses as a result of temporary changes in fair value over the period such investments are held, are reflected net of income taxes in stockholders' equity. Unrealized losses which are not temporary are charged to operations. Short-term investments, which have an original maturity of one year or less are carried at amortized cost which approximates fair value. Realized gains or losses on disposition of investments are determined on the basis of specific identification. The amortization of premiums and accretion of discounts for fixed maturity investments are computed utilizing the interest method. The effective yield under the interest method is adjusted for anticipated prepayments.

PXRE              NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
CORPORATION
--------------------------------------------------------------------------------



     FAIR VALUE OF FINANCIAL INSTRUMENTS
        Fair values of certain assets and liabilities are based on published market values, if available, or estimates based upon fair values of similar issues.

     LEASEHOLD IMPROVEMENTS, FURNITURE AND EQUIPMENT AND OTHER ASSETS
        Leasehold improvements, furniture and equipment, included in other assets, are carried at depreciated cost. Depreciation and amortization are calculated on a straight-line method principally over 15 years. Acquired insurance licenses are carried at amortized cost.

     DEBT ISSUANCE COSTS
        Debt issuance costs of $2,850,000 associated with the August 1993 issuance of Senior Notes are being amortized over the term of the related debt on a straight-line method. Debt issuance costs of $1,940,000 associated with the January 1997 issuance of $100 million 8.85% Capital Trust Pass-through Securities'sm' (TRUPS'sm') are being amortized over the term of the related debt on a straight-line method.

     EXCESS OF FAIR MARKET VALUE OF NET ASSETS OF BUSINESS ACQUIRED OVER COST
        The excess of fair value of net assets of TREX business acquired over cost is amortized on a straight-line basis over three years.

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

     EARNINGS PER SHARE
        Earnings per share are determined by dividing net earnings by the weighted average number of shares outstanding of common stock and common stock equivalents.

PXRE              NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
CORPORATION
--------------------------------------------------------------------------------



     STOCK-BASED COMPENSATION
        Effective January 1, 1996, PXRE adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). SFAS No. 123 establishes a "fair value based method" of accounting for all stock options, but allows for the continued application of the intrinsic value concept under existing accounting rules prescribed by Accounting Principles Board Opinion No. 25 ("APB"). PXRE will continue to value its stock options using the guidance of APB 25, as permitted by SFAS No. 123, but discloses net income and earnings per share had PXRE valued its stock options using the fair value based method.

PXRE                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CORPORATION           FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

GENERAL

        PXRE Corporation ("PXRE") provides reinsurance products and services to a domestic and international marketplace, with principal emphasis on commercial and personal property risks and marine and aerospace risks, and with a particular focus on catastrophe-related coverages.

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

        At March 31, 1997, PXRE was a party to three such retrocessional arrangements. One such arrangement is with a group of insurers and reinsurers referred to as the AMA; another is with Trenwick America Reinsurance Corporation ("Trenwick Group"); and a third arrangement is with Investors Reinsurance Ltd. ("Investors Re"), a Barbados reinsurer. Under these arrangements, PXRE cedes some of its underwritten risks to the participants, subject to maximum aggregate liabilities per reinsurance program. PXRE receives a management fee or commission of 5% of premiums ceded (4.2% for Investors Re) and a percentage of any ultimate underwriting profits in connection with the reinsurance ceded. Under the arrangements with these participants, such percentage of ultimate underwriting profits is subject to adjustment based on cumulative experience. Future management fee income is dependent upon the amount of business ceded to the participants and the profitability of that business.

        In the past, PXRE has entered into other retrocessional arrangements providing catastrophic protection. In recent years, PXRE has reduced, upon renewal, its own catastrophe retrocessional facilities and has borne the associated increase in net exposures. As the cost of catastrophe retrocessional facilities has declined since 1995, PXRE has again commenced selectively purchasing such coverage, although PXRE did not purchase any significant catastrophe retrocessional coverage in the first quarter of 1997.

PXRE                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CORPORATION           FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


        In November 1993, PXRE sponsored the initial public offering of Transnational Re Corporation ("TREX") to raise capital and take advantage of favorable conditions in the worldwide retrocessional reinsurance market. PXRE, through PXRE Reinsurance Company ("PXRE Reinsurance"), retained a 21% ownership position in TREX and had responsibility for the day-to-day operations of TREX, including all the reinsurance operations of its subsidiary, Transnational Reinsurance Company ("Transnational Reinsurance") under a management agreement (the "Management Agreement"). TREX and Transnational Reinsurance had no paid employees.

        Under the terms of the Management Agreement, Transnational Reinsurance shared in certain specified business of PXRE that is classified as property retrocessional reinsurance business, marine and aerospace retrocessional reinsurance or marine and aerospace reinsurance and facultative reinsurance.

        Transnational Reinsurance paid PXRE an annual basic management fee under the Management Agreement equal to 5% of gross premiums written (including reinstatement premiums less return premiums) of Transnational Reinsurance and its consolidated subsidiaries (if any) as reflected in Transnational Reinsurance's statutory quarterly and annual statements filed with state insurance authorities. TREX and Transnational Reinsurance also paid all expenses directly attributable to them.

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

CERTAIN RISKS AND UNCERTAINTIES

        As a reinsurer principally of property and catastrophe-related coverages in both the international and domestic markets, PXRE's operating results in any given period depend to a large extent on the number and magnitude of natural and man-made catastrophes such as hurricanes, windstorms, floods, earthquakes, spells of severely cold weather, fires and explosions.

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

        PXRE maintains only minimal catastrophe retrocessional coverage. In view of the increased underwritings of catastrophe-related reinsurance and the net exposure being retained by PXRE, the occurrence of one or more major catastrophes in any given period (such as Hurricanes Andrew and Iniki in 1992 and the Northridge earthquake in 1994) could have a material adverse impact on PXRE's results of operations and financial condition and result in substantial liquidation of investments and outflows of cash as losses are paid.

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

        PXRE relies primarily on cash dividends and net tax allocation payments from its subsidiaries PXRE Reinsurance and Transnational Reinsurance to pay its operating expenses, to meet its debt service obligations and to pay dividends to PXRE's stockholders. The payment of dividends by PXRE Reinsurance to PXRE, and by Transnational Reinsurance to PXRE Reinsurance, is subject to limits imposed under the insurance laws and regulations of Connecticut, the state of incorporation and domicile of PXRE Reinsurance and Transnational Reinsurance, as well as certain restrictions arising in connection with PXRE's outstanding indebtedness.

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

PXRE                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CORPORATION           FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


COMPARISON OF FIRST QUARTER RESULTS FOR
1997 WITH 1996

        As reported previously, PXRE and TREX merged on December 11, 1996. Results for the first quarter 1997 therefore reflect the consolidated operations and business of PXRE and TREX combined, whereas the first quarter 1996 results under purchase accounting reflect the historical results of PXRE as reported. For comparative purposes, certain selected pro forma results are also presented for the first quarter of 1996 as if PXRE and TREX had merged at January 1, 1996.


                                                       Three Months Ended March 31,
                                                --------------------------------------------
                                                    As Reported                     Pro Forma
                                         ----------------------------------    --------------------
                                                                 Increase                 Increase
                                            1997        1996     (Decrease)     1996      (Decrease)
                                            ----        ----     ---------      ----      ----------
                                                (000's)              %         (000's)        %

      Gross premiums written             $44,980      $41,854        7.5     $ 55,573        (19.1)

      Ceded premiums:
        Managed business participants      6,921        8,255      (16.2)       8,255        (16.2)
        TREX Management Agreement            -0-        7,123        N/A           -0-         N/A
        Catastrophe coverage               2,056        1,130       81.9        1,154         78.2
                                         -------     --------                 -------
             Total reinsurance premiums
                ceded                      8,977       16,508      (45.6)       9,409         (4.6)
                                         -------      -------                 -------

      Net premiums written               $36,003      $25,346       42.0      $46,164        (22.0)
                                         -------      -------                 -------
                                         -------      -------                 -------

      Earned premiums                    $22,300      $19,420       14.8      $33,343        (33.1)
      Revenues                            31,730       25,729       23.3       41,465        (23.5)
      Income before extraordinary item    12,046        9,309       29.4       14,653        (17.8)
      Net income                          10,413        9,309       11.9       14,653        (28.9)

      Per share fully diluted:

        Before extraordinary item          $0.86        $1.05      (18.1)       $1.01        (14.9)
        Net income                         $0.74        $1.05      (29.5)       $1.01        (26.7)

      Fully diluted average shares        14,097        8,882                  14,565
        outstanding


        Net premiums written for the three months ended March 31, 1997 increased 42.0% to $36,003,000 from $25,346,000 for the corresponding period of 1996 as reported, and decreased 22.0% from $46,164,000 on a pro forma basis in the corresponding period of 1996. Gross premiums written for the first quarter of 1997 increased 7.5% to $44,980,000 from $41,854,000 for the comparable period of 1996 as reported, and decreased 19.1% from $55,573,000 on a pro forma basis in the comparable period of 1996. Net premiums earned for the first quarter of 1997 increased 14.8% to $22,300,000 from $19,420,000 in the corresponding period of 1996 as reported, and decreased 33.1% from $33,343,000 in the corresponding period of 1996 on a pro

PXRE                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CORPORATION           FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

forma basis. Gross written, net written and net earned premiums for the first quarter of 1997 declined from prior-year levels on a pro forma basis reflecting a continuation of the increasingly competitive business environment which marked the past two renewal seasons. Lower reinstatement premiums as a result of reduced losses, some shift in the mix of retained premiums from quarterly to semi-annual premium mode, and the accounting effects of experience related contracts also contributed to these declines. PXRE continued its planned response to this increasingly competitive environment by withdrawing capacity from areas of coverage not offering appropriate compensation for the exposure. Management anticipates that this trend will continue during 1997, although business written by PXRE's newly established Lloyd's of London syndicate, PG Butler Syndicate 1224, is expected to partially cushion reductions elsewhere in PXRE's business. Premium volume and loss experience related to Syndicate 1224 will be included in the consolidated results on a one quarter lag basis, commencing with the second quarter of 1997.

        Premiums ceded by PXRE to its managed business participants decreased 16.2% to $6,921,000 for the first quarter of 1997 compared with $8,255,000 for the corresponding period of 1996. The decrease in premiums ceded to these programs was due to a change in the percentage ceded as agreed with the participants. During the first quarter of 1996, before the Merger, PXRE ceded $7,123,000 of premiums to Transnational Reinsurance in lieu of direct reinsurance writings by Transnational Reinsurance. Management fee income from all sources for the first quarter of 1997 decreased to $915,000 from $2,472,000 for the corresponding period of 1996 as reported, and from $1,765,000 for the corresponding period of 1996 on a pro forma basis, reflecting a decline of premiums ceded to managed business participants, as well as management fee income of $707,000 earned by PXRE from TREX, before the Merger, in the first quarter of 1996.

        Ceded premiums for catastrophe programs for the first quarter of 1997 increased by approximately $900,000 from the corresponding period of 1996 reflecting PXRE's selective purchases of such coverage because of the attractive pricing of the coverage purchased.

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

PXRE                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CORPORATION           FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

        The loss ratio was 9.5% for the first quarter of 1997 compared with 25.4% for the comparable quarter in 1996 as reported, and 25.8% for the comparable quarter of 1996 on a pro forma basis. The loss ratio for the first quarter of 1997 reflected a reversal of previously recorded catastrophe losses of $881,000 gross and $333,000 net for 1997 and prior accident years. In comparison, the loss ratio for the first quarter of 1996 reflected incurred catastrophe losses of $1,534,000 gross and $689,000 net for 1996 and prior accident years as reported. There were no significant catastrophic losses for the first quarters of 1997 and 1996. However, prior year losses originally thought to have triggered market loss coverage thresholds have now proven to be redundant by approximately $1.8 million resulting in the reversal of recorded losses in the first quarter of 1997.

        The provision for losses and loss expenses and the loss ratio includes the effect of foreign exchange movements on PXRE's liability for losses and loss expenses, resulting in a foreign currency exchange gain of $617,000 for the first quarter of 1997 compared to a gain of $59,000 for the first quarter of 1996 as reported, and $63,000 on a pro forma basis.

        The underwriting expense ratio was 34.4% for the first quarter of 1997 compared with 22.0% for the comparable quarter of 1996 as reported, and 22.6% for the corresponding period of 1996 on a pro forma basis. The increase was substantially due to the foreign exchange losses discussed below and, on a pro forma basis, the decline in premiums earned. As a result of the above, the combined ratio was 43.9% for the first quarter of 1997 compared with 47.4% for the corresponding period of 1996 as reported, and 48.4% for the corresponding period of 1996 on a pro forma basis.

        Other operating expenses increased to $3,882,000 for the first quarter of 1997 from $3,185,000 in the comparable period of 1996 as reported, and $3,581,000 for the comparable period of 1996 on a pro forma basis. Included in other operating expenses were foreign currency exchange losses of $729,000 for the first quarter of 1997 compared to losses of $36,000 for the corresponding period of 1996 as reported, and $176,000 for the corresponding period of 1996 on a pro forma basis. Operating expenses were $3,827,000 excluding foreign exchange losses and amortization of negative goodwill of $674,000 in the first quarter of 1997 compared with $4,079,000 in the first quarter 1996 pro forma results excluding the same items. This decrease was primarily due to the expiration of the lease of PXRE's previous corporate headquarters in New York City.

        During the first quarter of 1997, interest expense increased to $3,050,000 as compared to $1,717,000 in the corresponding period in the prior year as reported. The interest expense is composed of interest on $100 million of newly-issued 8.85% Capital Trust Pass-through Securities'sm' (TRUPS'sm') (as described below under "Liquidity and Capital Resources"), resulting in an additional $1,488,000 of interest expense for the quarter and the effect of the repurchase of $24.9 million of the PXRE's 9.75% Senior Notes in open market purchases through the end of the first quarter of 1997, reducing interest expense on the Senior Notes to $1,562,000 for the quarter.

PXRE                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CORPORATION           FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

        Net investment income for the first quarter of 1997 increased 128.9% to $8,954,000 from $3,911,000 for the same period of 1996. The increase in net investment income was caused primarily by $2,465,000 of investment income from TREX, $905,000 from the investment of the net proceeds from the issuance of the Capital Trust Pass-through Securities and the remainder from increased average assets and investment in higher yielding investments from the planned repositioning of the investment portfolio. PXRE's pre-tax investment yield was 6.8% for the first quarter of 1997 compared with 6.1% for the corresponding period in 1996 as reported, both calculated using amortized cost and investment income before investment expenses. Net realized investment losses for the first quarter of 1997 were $439,000 compared to losses of $75,000 for the corresponding period of 1996. During the first quarter of 1997, PXRE recorded directly to equity an after-tax unrealized decline of $4,103,000 in value of its investment portfolio ($0.29 book value per share), reflecting principally the effect of increasing interest rates during the period.

        The net effects of foreign currency exchange fluctuations were losses of $112,000 in the first quarter of 1997 and gains of $23,000 for the comparable quarter of 1996. See "Liquidity and Capital Resources."

        In the first quarter of 1997, PXRE recorded an extraordinary loss of $1,633,000, net of tax, in connection with the repurchase of $24.9 million of PXRE's 9.75% Senior Notes.

        Net income for the three months ended March 31, 1996 included $1,293,000 which represented PXRE's approximately 22% equity share of TREX's net earnings before the Merger.

        For the reasons discussed above, net income was $10,413,000 for the first quarter of 1997 compared to net income of $9,309,000 for the corresponding quarter of 1996 as reported, and $14,653,000 for the corresponding quarter of 1996 on a pro forma basis. Primary net income per common share was $0.74 for the first quarter of 1997 compared to net income per common share of $1.05 for the corresponding quarter of 1996 as reported. Average shares outstanding were approximately 14,066,500 in the first quarter of 1997, as a result of the Merger, compared to 8,862,800 in the corresponding quarter of 1996. Fully diluted net income per common share was $0.74 for the first quarter of 1997 compared to net income per common share of $1.05 for the corresponding quarter of 1996 as reported, and $1.01 for the corresponding quarter of 1996 on a pro forma basis based on average shares outstanding of approximately 14,097,300 in the first quarter of 1997, as a result of the Merger, 8,881,900 in the comparable quarter of 1996 as reported, and 14,565,300 in the comparable quarter of 1996 on a pro forma basis.

PXRE                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CORPORATION           FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

        PXRE relies primarily on cash dividends and net tax allocation payments from its subsidiaries PXRE Reinsurance and Transnational Reinsurance to pay its operating expenses and income taxes, to meet its debt service obligations and to pay dividends to PXRE stockholders. The payment of dividends by PXRE Reinsurance to PXRE and by Transnational Reinsurance to PXRE Reinsurance is subject to limits imposed under the insurance laws and regulations of Connecticut, the state of incorporation and domicile of PXRE Reinsurance and Transnational Reinsurance, as well as certain restrictions arising in connection with PXRE indebtedness discussed below. Under the Connecticut insurance law, the maximum amount of dividends or other distributions that PXRE Reinsurance may declare or pay to PXRE, and that Transnational Reinsurance may declare or pay to PXRE Reinsurance, within any twelve-month period, without regulatory approval, is limited to the lesser of (a) earned surplus or (b) the greater of 10% of policyholders' surplus at December 31 of the preceding year or 100% of net income for the twelve-month period ending December 31 of the preceding year, all determined in accordance with SAP. Accordingly, the Connecticut insurance laws could limit the amount of dividends available for distribution by PXRE Reinsurance or Transnational Reinsurance without prior regulatory approval, depending upon a variety of factors outside the control of PXRE, including the frequency and severity of catastrophe and other loss events and changes in the reinsurance market, in the insurance regulatory environment and in general economic conditions. The maximum amount of dividends or distributions that PXRE Reinsurance may declare and pay in 1997, without regulatory approval, is $40,013,000. The maximum amount of dividends or distributions that Transnational Reinsurance may declare and pay in 1997, without regulatory approval, is $21,874,000. During the first quarter of 1997, no dividend was approved and paid by PXRE Reinsurance to PXRE or by Transnational Reinsurance to PXRE Reinsurance.

        Other sources of funds available to PXRE include proceeds of financings not contributed to PXRE Reinsurance and not otherwise utilized and net tax allocation payments by PXRE Reinsurance and Transnational Reinsurance.

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

        On January 29, 1997, PXRE Capital Trust I, a Delaware statutory business trust and a wholly-owned subsidiary of PXRE ("PXRE Capital Trust") issued $100,000,000 principal amount of its 8.85% Capital Trust Pass-through Securities'sm' (TRUPS'sm') due February 1, 2027 (the "Capital Securities") in an institutional private placement. Proceeds from the sale of the Capital Securities were used to purchased PXRE's 8.85% Junior Subordinated Deferrable Interest Debentures due February 1, 2027 (the "Subordinated Debt Securities"). On April 23, 1997, PXRE and PXRE Capital Trust completed the registration with the Securities and Exchange Commission of an exchange offer for these securities. Distributions on the Capital Securities (and interest on the related Subordinated Debt Securities) are payable semi-annually, in arrears, on February 1 and August 1 of each year, commencing August 1, 1997. Interest expense, including amortization of debt offering costs, for the first quarter of 1997 in respect of the Capital Securities (and related Subordinated Debt Securities) amounted to approximately $1,488,000. Interest expense, including amortization of offering costs for the institutional private placement, associated with the Capital Securities (and related Subordinated Debt Securities) will amount to approximately $8,187,000 in 1997. On or after February 1, 2007, PXRE has the right to redeem the Subordinated Debt Securities, in whole at any time or in part from time to time, subject to certain conditions, at call prices of 104.180% at February 1, 2007, declining to 100.418% at February 1, 2016, and 100% thereafter. PXRE has the right, at any time, subject to certain conditions, to defer payments of interest on the Subordinated Debt Securities for Extension Periods (as defined), each not exceeding 10 consecutive semi-annual periods; provided that no Extension Period may extend beyond the maturity date of the Subordinated Debt Securities. As a consequence of PXRE's extension of the interest payment period on the Subordinated Debt Securities, distributions on the Capital Securities would be deferred (though such distributions would continue to accrue interest at a rate of 8.85% per annum compounded semi-annually). In the event that PXRE exercises its right to extend an interest payment period, then during any Extension Period, subject to certain exceptions,
(i) PXRE shall not declare or pay any dividend on, make any distributions with respect to, or redeem, purchase, acquire or make a liquidation payment with respect to, any of its capital stock or rights to acquire such capital stock or make any guarantee payments (subject to specified exceptions) with respect to the foregoing, and (ii) PXRE shall not make any payment of interest on, or principal of (or premium, if any, on), or repay, repurchase or redeem, any debt securities issued by PXRE which rank pari passu with or junior to the Subordinated Debt Securities. Upon the termination of any Extension Period and the payment of all amounts then due, PXRE may commence a new Extension Period, subject to certain requirements.

PXRE                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CORPORATION           FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

        PXRE expects to use the net proceeds from the sale of the Capital Securities for general corporate purposes, which may include, from time-to-time, the redemption or the purchase, from time to time, in the open market or in privately negotiated transactions or otherwise, of outstanding indebtedness and common stock of PXRE.

        In August 1993, PXRE completed a public offering of $75,000,000 principal amount of 9.75% Senior Notes due August 15, 2003. Interest is payable on the Senior Notes semi-annually. Interest expense, including amortization of debt offering costs, for the first quarter of 1997 in respect of the Senior Notes amounted to approximately $1,562,000. In addition, PXRE incurred an extraordinary loss of $1,633,000, net of tax, associated with the premium paid to acquire $24.9 million of the Senior Notes and the pro rata share of the debt offering costs during the first quarter of 1997. Interest expense, including amortization of debt offering costs, associated with the Senior Notes will amount to approximately $4,588,000 for 1997 based on interest expense in the first quarter of 1997, as well as the Senior Notes outstanding at March 31, 1997. On and after August 15, 1998, the Senior Notes may be redeemed at the option of PXRE, in whole or in part, at redemption prices (expressed as percentages of the principal amount), plus accrued and unpaid interest to the date fixed for redemption, of 103.656% at August 15, 1998, declining to 100% at August 15, 2001 and thereafter. The Indenture governing the Senior Notes contains covenants which, among other things, limit the ability of PXRE and its Restricted Subsidiaries (including PXRE Reinsurance): (a) to incur additional indebtedness (except for the incurrence of Permitted Indebtedness and the incurrence of other Indebtedness by PXRE in circumstances where no Default or Event of Default exists and the Consolidated Fixed Charge Coverage Ratio of PXRE would be greater than 2:1 after giving effect to the incurrence) and, in the case of the Restricted Subsidiaries, to issue preferred stock; (b) to pay dividends, repurchase stock and to make certain other Restricted Payments (other than, among other things, if no Default or Event of Default exists (x) Restricted Payments after August 31, 1993, not exceeding in the aggregate the sum of $3,000,000 plus 50% of Consolidated Net Income (or minus 100% of any loss) from such date (with certain adjustments), plus the amounts of certain equity proceeds and certain reductions in Investments in Unrestricted Subsidiaries, provided, that at the time of such Restricted Payment the Consolidated Fixed Charge Coverage Ratio is greater than 2.0, and (y) in addition to permitted Restricted Payments referred to in clause (x), the payment of cash dividends on Qualified Capital Stock after August 31, 1993 of up to an aggregate of $6,000,000, provided, that such dividends on common stock do not exceed $0.25 per share in any year); (c) to sell or permit the issuance of any stock of PXRE Reinsurance or any other Principal Insurance Subsidiary; (d) to sell or transfer other assets (other than for at least Fair Market Value and generally for not less than 75% in cash or Cash Equivalents); (e) to create liens upon the properties or assets of PXRE or its Restricted Subsidiaries; or
(f) to engage in any business other than the insurance and reinsurance businesses and other businesses incidental and related thereto. The Indenture also provides that within 30 days after a Change of Control (as defined) of PXRE, PXRE will offer to purchase all the Senior Notes then outstanding at a purchase price equal to 101% of the principal amount thereof, plus

PXRE                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CORPORATION           FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

accrued and unpaid interest, if any, to the date of such purchase. The consent of holders of PXRE's Senior Notes to certain amendments to the Indenture governing the Senior Notes was obtained in connection with the private placement of the Capital Securities.

        PXRE's Board of Directors has authorized the repurchase of Senior Notes in negotiated or open market transactions. During the first quarter of 1997, PXRE or PXRE Reinsurance had purchased $24.9 million principal amount of Senior Notes at an average price of 107.6%. From March 31, 1997 until May 9, 1997, PXRE purchased an additional $16,721,000 principal amount of Senior Notes at an average price of 107.2%. The principal amount of Senior Notes outstanding at May 9, 1997 was $23,104,000.

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

        The primary sources of liquidity for PXRE Reinsurance are net cash flow from operating activities (including interest income from investments), the maturity or sale of investments, borrowings, capital contributions and advances from PXRE and dividends from Transnational Reinsurance. Funds are applied primarily to the payment of claims, operating expenses, income taxes and to the purchase of investments. Premiums are typically received in advance of related claim payments.

        Net cash flow provided by operations was $5,027,000 during the first quarter of 1997 compared with net cash flow provided by operations of $10,648,000 during the corresponding period of 1996 as reported, due to the effects of timing of collection of receivables and reinsurance recoverables and payments of losses.

        PXRE's management has established general procedures and guidelines for its investment portfolio and oversees investment management carried out by Phoenix Duff & Phelps Corporation, a public majority-owned subsidiary of Phoenix Home Life Mutual Insurance Company. Although these investment guidelines stress conservation of principal, diversification of risk and liquidity, investments are subject to market-wide risks and fluctuations, as well as to risk inherent in particular securities. At March 31, 1997, PXRE's

PXRE                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CORPORATION           FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

investment portfolio consisted primarily of fixed maturities and short-term investments. As at March 31, 1997, 98.6% of PXRE's investment portfolio, at fair value, consisted of fixed maturities and short-term investments, while the balance was in equity securities. The investment policies and all investments of PXRE are approved by its Board of Directors.

        Of PXRE's fixed maturities portfolio at March 31, 1997, 91.2% of the fair value was in obligations rated "A1" or "A" or better by Moody's Investors Service Inc. or S&P, respectively. Mortgage and asset-backed securities (principally GNMAs) accounted for 28.3% of fixed maturities based on fair value at March 31, 1997. PXRE has no investments in real estate or commercial mortgage loans. The average market yield to maturity of PXRE's fixed maturities portfolio at March 31, 1997 and 1996, as reported, was 6.1% and 5.7%, respectively and 5.4% on a pro forma basis. During the first quarter, PXRE repositioned a portion of its portfolio out of Treasury, GNMA and short-term investments into new sectors including asset and corporate mortgage-backed securities, emerging markets securities, tax-free municipals and investment grade Yankee bonds.

        Fixed maturity investments are reported at fair value, with the net unrealized gain or loss, net of tax, reported as a separate component of stockholders' equity. PXRE recorded directly to equity a $4,103,000 after-tax unrealized decline in the value of its investment portfolio ($0.29 book value per share) during the first quarter of 1997 reflecting principally an increase in interest rates during the period. Short-term investments are carried at amortized cost, which approximates fair value. PXRE's short-term investments, principally high-grade commercial paper, were $95,592,000 at March 31, 1997 compared to $59,792,000 at December 31, 1996. The increase at March 31, 1997 was principally due to the cash inflow arising from the temporary investment of the proceeds from the issuance of the Capital Securities, which is being redeployed for general corporate purposes, which may include, from time to time, the redemption or the purchase in the open market or in privately negotiated transactions or otherwise, of outstanding indebtedness and common stock of PXRE.

        Dividends incurred in the first quarter of 1997 were $2,944,000 compared to $1,574,000 in the first quarter of 1996, as a result of the increased quarterly dividend from $0.18 to $0.21 in the fourth quarter of 1996, as well as the increased number of outstanding shares following the Merger with TREX. The expected annual dividend based on shares outstanding at March 31, 1997 will be approximately $11,697,000.

        Book value per common share was $25.82 at March 31, 1997.

PXRE                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CORPORATION           FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

        As announced in April 1997, PXRE's Board of Directors authorized a new stock repurchase program for a maximum of 1.9 million of PXRE's outstanding shares. The share repurchases contemplated by this new program are in addition to PXRE's previous stock repurchase program, under which PXRE purchased a total of 632,400 shares of its common stock in the open market. PXRE has not repurchased any shares to date under the new share repurchase program. At March 31, 1997, PXRE had 13,924,784 common shares outstanding.

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

        In December 1996, PXRE completed an investment in Lloyd's of London, forming a new syndicate, PG Butler Syndicate 1224, and a presence in London. The new syndicate will have an initial capacity to underwrite 'L'35 million in annual premiums ($57.4 million at March 31, 1997 exchange rates) commencing with the 1997 renewal season. In connection with the capitalization of the syndicate, PXRE has placed on deposit $42,975,000 of U.S. government securities as collateral for Lloyd's. In addition, PXRE issued a letter of credit for the benefit of Lloyd's in the amount of $15,355,000, which is collateralized by U.S. government securities in approximately the same amount. In addition, PXRE has provided a 'L'5,000,000 line of credit to PXRE Managing Agency Limited for liquidity purposes at a cost of 25 basis points.

        All amounts classified as reinsurance recoverable at March 31, 1997 are considered by management of PXRE to be collectible in all material respects.

INCOME TAXES

        PXRE's effective tax rate for the first quarter of 1997 and 1996 was 32.7% and 31.8% as reported, respectively, which differs from the statutory rate principally due to negative goodwill amortization, state and local taxes and tax-exempt income and in 1996 tax on undistributed earnings of unconsolidated affiliates.

PXRE                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CORPORATION           FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

        This report on Form 10-Q contains various forward-looking statements and includes assumptions concerning PXRE's operations, future results and prospects. Statements included herein which are not historical in nature are intended to be, and are hereby identified as, "forward-looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations and are subject to risk and uncertainties. PXRE cautions the reader that actual results or events could differ materially from those set forth or implied by the forward-looking statements and related assumptions, depending on the outcome of certain important factors including the following: (i) significant catastrophe losses, the timing and extent of which are difficult to predict; (ii) changes in the level of competition in the reinsurance or primary insurance markets that impact the volume or profitability of the property-casualty reinsurance business (these changes include, but are not limited to, the intensification of price competition, the entry of new competitors, existing competitors exiting the market and the development of new products by new and existing competitors);
(iii) changes in the demand for reinsurance, including changes in the amount of ceding companies' retentions; (iv) adverse development on loss reserves related to business written in prior years; (v) lower than estimated retrocessional recoveries on unpaid losses, including the effects of losses due to a decline in the creditworthiness of PXRE's retrocessionaires; (vi) increases in interest rates, which cause a reduction in the market value of PXRE's interest rate sensitive investments, including its fixed income investment portfolio; and
(vii) decreases in interest rates causing a reduction of income earned on net cash flow from operations and the reinvestment of the proceeds from sales, calls or maturities of existing investments.

        In addition to the factors outlined above that are directly related to PXRE's business, PXRE is also subject to general business risks, including, but not limited to, adverse state, federal or foreign legislation and regulation, adverse publicity or news coverage, changes in general economic factors and the loss of key employees.

                              PART II. OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K

               None

                           PART II. OTHER INFORMATION

                                   SIGNATURES




        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report or amendment thereto to be signed on its behalf by the undersigned thereunto duly authorized.




                                       PXRE CORPORATION



May 13, 1997                           By:/s/ Sanford M. Kimmel
                                       ------------------------
                                       Sanford M. Kimmel
                                       Senior Vice President, Treasurer
                                       and Chief Financial Officer


                          STATEMENT OF DIFFERENCES
                          ------------------------

        The checkmark shall be expressed as ..................... 'ch'
        The service mark symbol shall be expressed as ............'sm'
        The British pound sterling sign shall be expressed as.....'L'