Form 10-Q
period 1997-06-30
PXRE CORP
filed 1997-08-12
CIK 799721

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ________________


                                    FORM 10-Q

['ch'] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 1997

                                       OR
[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

         For the transition period from  ____________  to  ________________


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

                                 (908) 906-8100
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  'ch'      No
                                              ------    -----

     As of August 12, 1997, 13,752,462 shares of common stock, $.01 par value per share, of the Registrant were outstanding.



================================================================================

                                PXRE CORPORATION

                                      INDEX

PART I.  FINANCIAL INFORMATION

     Consolidated Balance Sheets at June 30, 1997
        and December 31, 1996                                                3


     Consolidated Statements of Income for the three and
        six months ended June 30, 1997 and 1996                              4


     Consolidated Statements of Stockholders' Equity for the three and
        six months ended June 30, 1997 and 1996                              5


     Consolidated Statements of Cash Flow for the three and
        six months ended June 30, 1997 and 1996                              6


     Notes to Consolidated Interim Financial Statements                      7


     Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                           11


PART II.  OTHER INFORMATION                                                 31

PXRE                CONSOLIDATED BALANCE SHEETS
CORPORATION         (Unaudited)
--------------------------------------------------------------------------------


                                                                                       June 30,         December 31,
                                                                                        1997               1996
                                                                                        ----               ----

Assets              Investments:
                      Fixed maturities, available-for-sale, at fair value
                        (amortized cost $427,136,000 and $393,962,000,
                        respectively)                                              $ 429,679,963    $ 394,551,703
                      Equity securities, at fair value (cost $8,770,000
                        and $6,850,000)                                                9,935,196        7,796,392
                      Short-term investments                                          74,796,424       59,791,879
                                                                                   -------------    -------------
                          Total investments                                          514,411,583      462,139,974
                    Cash                                                              16,995,026        4,938,481
                    Accrued investment income                                          6,802,775        5,046,899
                    Receivables:
                      Unreported premiums                                             14,263,122       16,849,578
                      Balances due from intermediaries and brokers                     9,774,542        6,279,368
                      Other receivables                                                6,939,810        9,281,392
                    Reinsurance recoverable                                           14,870,778       18,065,126
                    Ceded unearned premiums                                            3,093,036        3,728,424
                    Deferred acquisition costs                                         2,314,445        1,449,050
                    Income tax recoverable                                             2,248,109        2,204,026
                    Deferred income tax asset                                          2,525,213        3,586,489
                    Other assets                                                       9,745,755        9,755,399
                                                                                   -------------    -------------
                          Total assets                                             $ 603,984,194    $ 543,324,206
                                                                                   =============    =============

Liabilities         Losses and loss expense                                        $  59,504,029    $  70,977,449
                    Unearned premiums                                                 18,563,941       11,042,260
                    Reinsurance balances payable                                       3,807,051        4,635,449
                    Notes payable                                                     23,104,000       64,725,000
                    Payable for securities                                             7,471,758                0
                    Contingent commission payable                                      4,125,386       12,772,478
                    Excess of fair market value of net assets of TREX                  6,594,448        7,942,374
                    Other liabilities                                                 11,863,874       13,551,418
                                                                                   -------------    -------------
                          Total liabilities                                          135,034,487      185,646,428
                                                                                   -------------    -------------

                    Minority Interest in Consolidated Subsidiary:
                        Company-Obligated Mandatorily Redeemable Capital Trust
                        Pass-through Securities of Subsidiary Trust holding
                        solely a Company-Guaranteed Related Subordinated Debt         99,510,430                0

Stockholders'      Serial preferred stock, $.01 par value -- 500,000 shares
Equity             authorized;
                    0 shares issued and outstanding                                            0                0
                    Common stock, $.01 par value -- 40,000,000 shares authorized;
                      14,791,168 and 14,705,782 shares issued, respectively              147,912          147,058
                    Additional paid-in capital                                       254,809,413      252,978,182
                    Net unrealized appreciation on investments, net of
                      deferred income tax expense of $1,298,000 and $306,000           1,980,343          568,405
                    Retained earnings                                                135,203,189      118,705,257
                    Treasury stock at cost (1,040,346 and 750,876 shares)            (21,660,108)     (14,090,289)
                    Restricted stock at cost (66,809 and 53,279 shares)               (1,041,472)        (630,835)
                                                                                   -------------    -------------
                          Total stockholders' equity                                 369,439,277      357,677,778
                                                                                   -------------    -------------
                          Total liabilities and stockholders' equity               $ 603,984,194    $ 543,324,206
                                                                                   =============    =============


The accompanying notes are an integral part of these statements.

PXRE         CONSOLIDATED STATEMENTS OF INCOME
CORPORATION  (Unaudited)

--------------------------------------------------------------------------------


                                                                       Three Months Ended              Six Months Ended
                                                                             June 30,                        June 30,
                                                                      1997            1996            1997            1996
                                                                      ----            ----            ----            ----
Revenues               Net premiums earned                        $ 24,383,433   $ 17,099,362    $ 46,683,336    $ 36,519,763
                       Net investment income                         7,760,235      4,198,688      16,714,287       8,110,158
                       Net realized investment gains (losses)          299,607       (100,752)       (139,601)       (175,689)
                       Management fees:  Non-affiliate                 812,958        632,341       1,728,254       2,397,739
                                         TREX                                0        634,933               0       1,341,761
                                                                  ------------    -----------    ------------    ------------
                                                                    33,256,233     22,464,572      64,986,276      48,193,732
                                                                  ------------    -----------    ------------    ------------

Losses and             Losses and loss expenses incurred             3,169,267      4,160,747       5,285,073       9,100,421
Expenses               Commissions and brokerage                     3,439,413      3,083,632       8,135,924       6,639,221
                       Other operating expenses                      4,404,873      3,341,610       8,286,749       6,526,332
                       Interest expense                                795,132      1,887,115       2,357,170       3,604,238
                       Minority interest in Consolidated
                         Subsidiary                                  2,230,534              0       3,719,036               0
                                                                  ------------    -----------    ------------    ------------
                                                                    14,039,219     12,473,104      27,783,952      25,870,212
                                                                  ------------    -----------    ------------    ------------

                       Income before income taxes,
                         extraordinary item and equity in
                         net earnings of TREX                       19,217,014      9,991,468      37,202,324      22,323,520
                       Equity in net earnings of TREX                        0        690,932               0       1,984,120
                       Income tax provision                          6,301,550      3,497,000      12,241,000       7,813,000
                                                                  ------------    -----------    ------------    ------------
                       Income before extraordinary item             12,915,464      7,185,400      24,961,324      16,494,640
                       Extraordinary loss on debt redemption,
                         net of $515,000 and $1,394,000
                         income tax benefit, respectively              955,740              0       2,588,940               0
                                                                  ------------    -----------    ------------    ------------
                       Net income                                 $ 11,959,724   $  7,185,400    $ 22,372,384    $ 16,494,640
                                                                  ============    ===========    ============    ============

Per Share                   Primary:
                            Income before extraordinary item      $       0.93   $       0.81    $       1.78    $       1.86
                            Extraordinary loss                            0.07           0.00            0.18            0.00
                                                                  ------------    -----------    ------------    ------------
                            Net income                            $       0.86   $       0.81    $       1.60    $       1.86
                                                                  ============    ===========    ============    ============
                            Average shares outstanding              13,934,433      8,878,482      14,001,160       8,866,591
                                                                  ============    ===========    ============    ============

                       Fully diluted:

                            Income before extraordinary item      $       0.92    $      0.81    $       1.77    $       1.86
                            Extraordinary loss                            0.06           0.00            0.18            0.00
                                                                  ------------    -----------    ------------    ------------
                            Net income                            $       0.86    $      0.81    $       1.59    $       1.86
                                                                  ============    ===========    ============    ============
                            Average shares outstanding              13,982,677      8,878,482      14,070,029       8,876,136
                                                                  ============    ===========    ============    ============

The accompanying notes are an integral part of these statements.

PXRE                   Consolidated Statements of Stockholders' Equity
Corporation           (Unaudited)
--------------------------------------------------------------------------------

                                                                           Three Months Ended                Six Months Ended
                                                                                  June 30,                      June 30,
                                                                           1997         1996              1997             1996
                                                                           ----         ----              ----             ----
Common Stock:          Balance at beginning of period              $     147,732    $      90,151    $     147,058    $      89,839
                       Issuance of shares                                    180               13              854              325
                                                                   -------------    -------------    -------------    -------------
                           Balance at end of period                $     147,912    $      90,164    $     147,912    $      90,164
                                                                   =============    =============    =============    =============

Additional             Balance at beginning of period              $ 254,524,144    $ 118,126,189    $ 252,978,182    $ 117,668,048
Paid-In Capital:       Issuance of common shares                         189,712          383,284        1,558,062          684,298
                       Other                                              95,557                0          273,169          157,127
                                                                   -------------    -------------    -------------    -------------
                           Balance at end of period                $ 254,809,413    $ 118,509,473    $ 254,809,413    $ 118,509,473
                                                                   =============    =============    =============    =============

Unrealized             Balance at beginning of period              $  (3,534,972)   $     282,117    $     568,405    $   3,782,500
Appreciation           Change in fair value for the period             5,515,315       (1,656,463)       1,411,938       (4,845,405)
(Depreciation)         Equity in net change in TREX depreciation               0         (193,784)               0         (505,225)
on Investments:                                                    -------------    -------------    -------------    -------------
                           Balance at end of period                $   1,980,343    $  (1,568,130)   $   1,980,343    $  (1,568,130)
                                                                   =============    =============    =============    =============

Retained               Balance at beginning of period              $ 126,173,809    $  99,617,739    $ 118,705,257    $  91,882,834
Earnings:              Net income                                     11,959,724        7,185,400       22,372,384       16,494,640
                       Dividends paid to common stockhockholders      (2,930,344)      (1,582,624)      (5,874,452)      (3,156,959)
                                                                   -------------    -------------    -------------    -------------
                           Balance at end of period                $ 135,203,189    $ 105,220,515    $ 135,203,189    $ 105,220,515
                                                                   =============    =============    =============    =============

Treasury Stock:        Balance at beginning of period              $ (16,550,982)   $  (2,344,459)   $ (14,090,289)   $  (1,719,459)
                       Repurchase of common stock                     (5,104,374)               0       (7,464,583)        (625,000)
                       Issuance of treasury stock                              0          166,745                0          166,745
                       Other                                              (4,752)               0         (105,236)               0
                                                                   -------------    -------------    -------------    -------------
                           Balance at end of period                $ (21,660,108)   $  (2,177,714)   $ (21,660,108)   $  (2,177,714)
                                                                   =============    =============    =============    =============

Restricted Stock:      Balance at beginning of period              $  (1,213,611)   $    (471,674)   $    (630,835)   $    (541,586)
                       Issuance of restricted stock                            0         (501,027)        (741,988)        (501,027)
                       Amortization of restricted stock                  167,387          112,082          326,599          181,994
                       Other                                               4,752                0            4,752                0
                                                                   -------------    -------------    -------------    -------------
                           Balance at end of period                $  (1,041,472)   $    (860,619)   $  (1,041,472)   $    (860,619)
                                                                   =============    =============    =============    =============

Total                  Balance at beginning of period              $ 359,546,120    $ 215,300,063    $ 357,677,778    $ 211,162,176
Stockholders'          Issuance of common shares                         189,892          383,297        1,558,916          684,623
Equity:                Issuance of treasury shares                             0          166,745                0          166,745
                       Repurchase of common stock                     (5,104,374)               0       (7,464,583)        (625,000)
                       Restricted stock, net                             167,387         (388,945)        (415,389)        (319,033)
                       Unrealized appreciation (depreciation) on
                         investments net of deferred income tax        5,515,315       (1,850,247)       1,411,938       (5,350,630)
                       Net income                                     11,959,724        7,185,400       22,372,384       16,494,640
                       Dividends                                      (2,930,344)      (1,582,624)      (5,874,452)      (3,156,959)
                       Other                                              95,557                0          172,685          157,127
                                                                   -------------    -------------    -------------    -------------
                           Balance at end of period                $ 369,439,277    $ 219,213,689    $ 369,439,277    $ 219,213,689
                                                                   =============    =============    =============    =============





        The accompanying notes are an integral part of these statements.

PXRE             Consolidated Statements of Cash Flow
Corporation      (Unaudited)
--------------------------------------------------------------------------------

                                                                          Three Months Ended              Six Months Ended
                                                                               June 30,                      June 30,
                                                                         1997          1996            1997            1996
                                                                         ----          ----            ----            ----
Cash Flow        Net income                                            $  11,959,724  $   7,185,400   $  22,372,384   $  16,494,640
from Operating   Adjustments to reconcile net income to net cash
Activities        provided by operating activities:
                    Losses and loss expenses                              (2,519,428)     1,598,017     (11,473,420)     (6,209,761)
                    Unearned premiums                                     (5,545,892)    (6,358,973)      8,157,070        (432,903)
                    Deferred acquisition costs                               210,574        714,143        (865,395)        326,144
                    Receivables                                            7,169,625      6,066,776      (8,252,400)      3,839,459
                    Reinsurance balances payable                          (3,070,441)    (4,249,699)       (828,398)       (255,552)
                    Reinsurance recoverable                                1,898,211     (2,279,336)      3,194,347         997,935
                 Income tax recoverable                                   (6,415,314)    (6,696,230)        229,080      (1,715,840)
                 Equity in net earnings of TREX                                    0       (674,060)              0      (1,810,026)
                 Other                                                     3,812,664      3,762,288          (6,185)     (1,518,158)
                                                                       -------------  -------------   -------------   -------------
                    Net cash provided (used) by operating activities       7,499,723       (931,674)     12,527,083       9,715,938
                                                                       -------------  -------------   -------------   -------------


Cash Flow        Cost of fixed maturity investments                      (18,827,039)   (10,615,322)   (182,415,394)    (30,193,920)
from Investing   Fixed maturity investments matured/dispose               22,519,816      7,169,406     149,277,957      13,041,164
Activities       Payable for securities                                      983,998     (7,359,914)      7,471,758      (2,496,226)
                 Cost of equity securities                                (2,306,181)             0      (3,947,515)              0
                 Equity securities disposed                                  171,775              0       2,027,007               0
                 Net change in short-term investments                     20,795,548     15,661,807     (15,004,544)     18,739,838
                                                                       -------------  -------------   -------------   -------------
                    Net cash provided (used) by investing activities      23,337,917      4,855,977     (42,590,731)       (909,144)
                                                                       -------------  -------------   -------------   -------------


Cash Flow        Proceeds from issuance of common stock                      189,893         49,015         664,961         350,341
from Financing   Cash dividends paid to common stockholders               (2,930,344)    (1,582,624)     (5,874,452)     (3,156,959)
Activities       Issuance of minority interest in
                   consolidated subsidiary                                         0              0      99,509,000               0
                 Repurchase of debt                                      (17,919,108)    (2,440,875)    (44,714,733)     (2,440,875)
                 Cost of treasury stock                                   (5,104,374)             0      (7,464,583)       (625,000)
                                                                       -------------  -------------   -------------   -------------
                    Net cash (used) provided by financing activities     (25,763,933)    (3,974,484)     42,120,193      (5,872,493)
                                                                       -------------  -------------   -------------   -------------
                 Net change in cash                                        5,073,707        (50,181)     12,056,545       2,934,301
                 Cash, beginning of period                                11,921,319      3,823,030       4,938,481         838,548
                                                                       -------------  -------------   -------------   -------------
                 Cash, end of period                                   $  16,995,026  $   3,772,849   $  16,995,026   $   3,772,849
                                                                       =============  =============   =============   =============




        The accompanying notes are an integral part of these statements.

PXRE            NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
CORPORATION
--------------------------------------------------------------------------------

1.      SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION AND CONSOLIDATION

        The accompanying interim consolidated financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP"). These statements reflect the consolidated operations of PXRE Corporation and its subsidiaries (collectively referred to as "PXRE"), PXRE Reinsurance Company ("PXRE Reinsurance"), PXRE Trading Corporation ("PXRE Trading"), CAT Fund L.P., PXRE Capital Trust I, PXRE Ltd. and PXRE Managing Agency Limited. Operations of PXRE Ltd. and PXRE Managing Agency Limited are included in the consolidated results on a one quarter lag period. In addition, following the merger of PXRE and Transnational Re Corporation ("TREX") on December 11, 1996, the consolidated operations include Transnational Reinsurance Company ("Transnational Reinsurance") and TREX Trading Corporation ("TREX Trading"). During the two years ended December 31, 1995 and 1994 and the period up to December 11, 1996, PXRE owned approximately 21% of TREX, which in turn owned 100% of Transnational Reinsurance, and accounted for this investment under the equity method. Following the merger, Transnational Reinsurance became a wholly-owned subsidiary of PXRE Reinsurance. All material transactions between the consolidated companies have been eliminated in preparing these consolidated financial statements.

        The interim consolidated financial statements are unaudited; however, in the opinion of management, the foregoing consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. These interim statements should be read in conjunction with the 1996 audited consolidated financial statements and related notes. The preparation of interim consolidated financial statements relies significantly upon estimates. Use of such estimates, and the seasonal nature of a portion of the reinsurance business, necessitates caution in drawing specific conclusions from interim results.

     INVESTMENT AT EQUITY

        Investments in affiliated and subsidiary companies are accounted for under the equity method.

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

     INVESTMENTS

        Fixed maturity investments and unaffiliated equity securities are considered available-for-sale and are reported at fair value. Unrealized gains and losses as a result of temporary changes in fair value over the period such investments are held are reflected net of income taxes in stockholders' equity. Unrealized losses which are not temporary are charged to operations. Short-term investments which have an original maturity of one year or less are carried at amortized cost which approximates fair value. Realized gains or losses on disposition of investments are determined on the basis of specific identification. The amortization of premiums and accretion of discounts for fixed maturity investments are computed utilizing the interest method. The effective yield under the interest method is adjusted for anticipated prepayments.

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

     DEBT ISSUANCE COSTS

        Debt issuance costs associated with the August 1993 issuance of Senior Notes and the January 1997 issuance of $100 million 8.85% Capital Trust Pass-through Securities `sm' (TRUPS `sm') and registration are being amortized over the term of the related outstanding debt on a straight-line method.

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

PXRE            NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
CORPORATION
--------------------------------------------------------------------------------



     STOCK-BASED COMPENSATION

     Effective January 1, 1996, PXRE adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). SFAS No. 123 establishes a "fair value based method" of accounting for all stock options, but allows for the continued application of the intrinsic value concept under existing accounting rules prescribed by Accounting Principles Board Opinion No. 25 ("APB"). PXRE will continue to value its stock options using the guidance of APB 25, as permitted by SFAS No. 123.

PXRE                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CORPORATION           FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

GENERAL

        PXRE Corporation ("PXRE") provides reinsurance products and services to a national and international marketplace, with principal emphasis on commercial and personal property risks and marine and aerospace risks, and with a particular focus on catastrophe-related coverages.

        PXRE exercises discipline in committing and withholding its underwriting capacity and altering its mix of business to concentrate its underwriting capacity at any given point in time on those types of businesses where management believes that above average underwriting results can be achieved. PXRE has been pursuing a strategy of focusing on catastrophe-related coverages in both the national and international markets.

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

        At June 30, 1997, PXRE was a party to three such retrocessional arrangements. One such arrangement is with a group of insurers and reinsurers referred to as the AMA; another is with Trenwick America Reinsurance Corporation ("Trenwick Group"); and a third arrangement is with Investors Reinsurance Ltd. ("Investors Re"), a Barbados reinsurer. Under these arrangements, PXRE cedes some of its underwritten risks to the participants, subject to maximum aggregate liabilities per reinsurance program. PXRE receives a management fee or commission of 5% of premiums ceded (4.2% for Investors Re) and a percentage of any ultimate underwriting profits in connection with the reinsurance ceded. Under the arrangements with these participants, such percentage of ultimate underwriting profits is subject to adjustment based on cumulative experience. Future management fee income is dependent upon the amount of business ceded to the participants and the profitability of that business.

        In the past, PXRE has entered into other retrocessional arrangements providing catastrophic protection. PXRE has again commenced selectively purchasing such coverage in light of the continued general deterioration in catastrophe reinsurance pricing and the opportunity to buy protection at more favorable terms than in recent years.

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

        Transnational Reinsurance paid PXRE an annual basic management fee under the Management Agreement equal to 5% of gross premiums written (including reinstatement premiums less return premiums) by Transnational Reinsurance and its consolidated subsidiaries (if any) as reflected in Transnational Reinsurance's statutory quarterly and annual statements filed with state insurance authorities. TREX and Transnational Reinsurance also paid all expenses directly attributable to them.

        On December 11, 1996, PXRE completed the merger of TREX with and into PXRE (the "Merger"), pursuant to which each share of common stock of TREX was converted into the right to receive 1.0575 shares of PXRE common stock. The Merger resulted from the realization by the management and Boards of Directors of both PXRE and TREX that conditions had become more competitive in the retrocessional reinsurance marketplace, and that the reinsurance markets, rating agencies and the capital markets are placing increased importance on the size and financial strength of reinsurance companies, which size and financial strength would be augmented by the Merger. Following the Merger, Transnational Reinsurance became a wholly-owned subsidiary of PXRE Reinsurance. The Merger has been accounted for using the purchase method of accounting; therefore net income of TREX (including Transnational Reinsurance) has been included in PXRE's consolidated results of operation from the date of the Merger.

        In December 1996, PXRE completed an investment in Lloyd's of London, forming a new syndicate, PG Butler Syndicate 1224, and a presence in London. Underwriting premium volume and loss experience related to Syndicate 1224 is included in the consolidated results on a one quarter lag basis, commencing in the quarter ended June 30, 1997.

PXRE                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CORPORATION           FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

CERTAIN RISKS AND UNCERTAINTIES

        As a reinsurer principally of property and catastrophe-related coverages in both the national and international markets, PXRE's operating results in any given period depend to a large extent on the number and magnitude of natural and man-made catastrophes such as hurricanes, windstorms, floods, earthquakes, spells of severely cold weather, fires and explosions. While PXRE may, depending on market conditions, purchase catastrophe retrocessional coverage for its own protection, the occurrence of one or more major catastrophes in any given period could nevertheless have a material adverse impact on PXRE's results of operations and financial condition and result in substantial liquidation of investments and outflows of cash as losses are paid.

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

        In the event the amount of dividends available, together with other sources of funds, are not sufficient to permit PXRE to meet its debt service, its other obligations and to pay cash dividends, it would be necessary to obtain the approval of the Connecticut Insurance Commissioner prior to the payment of additional dividends by PXRE Reinsurance (or Transnational Reinsurance). If such approval were not obtained, PXRE would have to adopt one or more alternatives, such as refinancing or restructuring its indebtedness or seeking additional equity. There can be no assurance that any of these strategies could be effected on satisfactory terms, if at all.

        The reinsurance business is increasingly competitive and is undergoing a variety of challenging developments. The industry has in recent years moved toward greater consolidation as ceding companies have placed increased importance on size and financial strength in the selection of reinsurers. Additionally, reinsurers are tapping new markets and complementing their range of traditional reinsurance products with innovative new products which bring together capital markets and reinsurance experience. PXRE competes with numerous major domestic and international reinsurance and insurance companies, many of which have substantially greater financial, marketing and management resources than PXRE.

PXRE                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CORPORATION           FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

COMPARISON OF SECOND QUARTER RESULTS FOR
1997 WITH 1996

        As reported previously, PXRE and TREX merged on December 11, 1996. Results for the second quarter of 1997 therefore reflect the consolidated operations and business of PXRE and TREX combined, whereas the second quarter 1996 results under purchase accounting reflect the historical results of PXRE as reported, excluding TREX. For comparative purposes, certain selected pro forma results are also presented for the second quarter of 1996 as if PXRE and TREX had merged at January 1, 1996.

                                                                  Three Months Ended June 30,
                                                   ----------------------------------------------------------
                                                              As Reported                     Pro Forma
                                                   ----------------------------------    --------------------
                                                                            Increase                 Increase
                                                      1997        1996     (Decrease)     1996      (Decrease)
                                                      ----        ----     ----------     ----      ----------
                                                          (000's)              %         (000's)         %
      GROSS PREMIUMS WRITTEN                       $22,676      $19,799       14.5      $23,237         (2.4)

      CEDED PREMIUMS:
        Managed business participants                2,848        3,207      (11.2)       3,207        (11.2)
        TREX Management Agreement                      -0-        4,382        N/A          -0-          N/A
        Catastrophe coverage                           990        1,470      (32.7)       1,689        (41.4)
                                                   -------     --------                --------
           Total reinsurance premiums ceded          3,838        9,059      (57.6)       4,896        (21.6)
                                                   -------     --------                --------

      NET PREMIUMS WRITTEN                         $18,838      $10,740       75.4      $18,341          2.7
                                                   =======      =======                 =======

      Earned premiums                              $24,383      $17,099       42.6      $30,012        (18.8)
      Revenues                                      33,256       22,465       48.0       37,553        (11.4)
      Income before extraordinary loss              12,915        7,185       79.7       10,100         27.9
      Net income                                    11,960        7,185       66.4       10,100         18.4

      PER SHARE FULLY DILUTED:
        Before extraordinary loss                    $0.92        $0.81       13.6        $0.69         33.3
        Net income                                   $0.86        $0.81        6.2        $0.69         24.6

      Fully diluted average shares outstanding      13,983        8,879                  14,560

        Net premiums written for the three months ended June 30, 1997 increased 75.4% to $18,838,000 from $10,740,000 for the corresponding period of 1996 as reported, and increased 2.7% from $18,341,000 on a pro forma basis in the corresponding period of 1996. Gross premiums written for the second quarter of 1997 increased 14.5% to $22,676,000 from $19,799,000 for the comparable period of 1996 as reported, and decreased 2.4% from $23,237,000 on a pro forma basis in the corresponding period of 1996. Net premiums earned for the second quarter of 1997 increased 42.6% to $24,383,000 from $17,099,000 in the corresponding period of

PXRE                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CORPORATION           FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

1996 as reported, and decreased 18.8% from $30,012,000 in the corresponding period of 1996 on a pro forma basis. Net earned premiums for the second quarter of 1997 declined from prior-year levels on a pro forma basis reflecting a continuation of the increasingly competitive business environment which marked the past two renewal seasons. Lower reinstatement premiums as a result of reduced losses, a shift in the mix of retained premiums from quarterly to semi-annual premium mode, and the accounting effects of experience related contracts also contributed to these declines. PXRE continued its planned response to this increasingly competitive environment by withdrawing capacity from areas of coverage not offering appropriate compensation for the exposure. Management anticipates that this trend will continue during 1997, although business written by PXRE's newly established Lloyd's of London syndicate, PG Butler Syndicate 1224, partially cushioned reductions elsewhere in PXRE's business. Underwriting premium volume and loss experience related to Syndicate 1224 is included in the consolidated results on a one quarter lag basis, commencing in the current quarter. Second quarter net written premiums were, as expected, significantly less than those of the first quarter of 1997 since a substantial portion of PXRE's written premiums in the first quarter represented semi-annual premium payments.

        Premiums ceded by PXRE to its managed business participants decreased 11.2% to $2,848,000 for the second quarter of 1997 compared with $3,207,000 for the corresponding period of 1996. The decrease in premiums ceded to these programs was due to a change in the percentage ceded as agreed with the participants. During the second quarter of 1996, before the Merger, PXRE ceded $4,382,000 of premiums to Transnational Reinsurance in lieu of direct reinsurance writings by Transnational Reinsurance. Management fee income from all sources for the second quarter of 1997 decreased to $813,000 from $1,267,000 for the corresponding period of 1996 as reported, reflecting a decline of premiums ceded to managed business participants, as well as management fee income of $635,000 earned by PXRE from TREX, before the Merger, in the second quarter of 1996. Management fee income increased to $813,000 for the second quarter of 1997 from $810,000 for the corresponding period of 1996 on a pro forma basis, reflecting more profitable business on a decreased amount of ceded premium.

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

PXRE                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CORPORATION           FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

        The loss ratio was 13.0% for the second quarter of 1997 compared with 24.3% for the comparable quarter in 1996 as reported, and 37.1% for the corresponding quarter of 1996 on a pro forma basis. The loss ratio for the second quarter of 1997 reflected a reversal of previously recorded catastrophe losses of $1,141,000 gross and $1,158,000 net for 1997 and prior accident years. In comparison, the loss ratio for the second quarter of 1996 reflected incurred catastrophe losses of $10,053,000 gross and $4,121,000 net for 1996 and prior accident years as reported, and $11,336,000 gross and $10,265,000 net for 1996 and prior accident years on a pro forma basis.

        Significant catastrophe and risk losses affecting the second quarter 1997 loss ratio are as follows:

                                                 AMOUNT OF LOSSES
                                                 ----------------
LOSS EVENT                                  GROSS                    NET
----------                                  -----                    ---
                                                    (in thousands)
German, Poland and Czech floods             $1,422                  $1,191

        Significant catastrophe and risk losses affecting the second quarter 1996 loss ratio are as follows:

                                AS REPORTED               PRO FORMA
                                -----------               ---------
                                          AMOUNT OF LOSSES
                                          ----------------
LOSS EVENT                    GROSS        NET          GROSS        NET
----------                    -----        ---          -----        ---
                                           (in thousands)
Hurricane Luis               $6,313      $2,531       $6,732        $5,981
Large risk losses             2,849         961        4,102         3,111
Hurricane Marilyn             1,166         824        1,443         1,281

        The provision for losses and loss expenses and the loss ratio includes the effect of foreign exchange movements on PXRE's liability for losses and loss expenses, resulting in a foreign currency exchange gain of $134,000 for the second quarter of 1997 compared to a gain of $25,000 for the second quarter of 1996 as reported, and $18,000 for the corresponding period of 1996 on a pro forma basis.

PXRE                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CORPORATION           FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

        During the second quarter of 1997, PXRE experienced savings of $820,000 net for prior-year loss and loss expenses primarily related to the 1996 Eurotunnel fire. The loss ratio for the comparable period in 1996 was unfavorably affected by increases to reserves of $3,434,000 net for prior-year losses and loss expenses, as reported, and $8,415,000 net for prior year losses and loss expenses on a pro forma basis, related principally to Hurricanes Luis and Marilyn.

        The underwriting expense ratio was 28.8% for the second quarter of 1997 compared with 30.2% for the comparable quarter of 1996 as reported, and 29.7% for the corresponding period of 1996 on a pro forma basis. As a result of the above, the combined ratio was 41.8% for the second quarter of 1997 compared with 54.5% for the corresponding period of 1996 as reported, and 66.8% for the corresponding period of 1996 on a pro forma basis.

        Other operating expenses increased to $4,405,000 for the second quarter of 1997 from $3,342,000 in the comparable period of 1996 as reported, and $3,602,000 for the corresponding period of 1996 on a pro forma basis. This increase was primarily due to the addition of the Lloyd's syndicate operation. Included in other operating expenses were foreign currency exchange losses of $121,000 for the second quarter of 1997 compared to losses of $129,000 for the corresponding period of 1996 as reported, and $119,000 for the corresponding period of 1996 on a pro forma basis. Operating expenses were $4,958,000 excluding foreign exchange losses and amortization of negative goodwill of $674,000 in the second quarter of 1997 compared with $4,157,000 in the second quarter 1996 pro forma results excluding the same items.

        During the second quarter of 1997, interest expense decreased to $795,000 as compared to $1,887,000 in the corresponding period in the prior-year as reported due to the effect of the repurchase of $41.6 million of PXRE's 9.75% Senior Notes in open market purchases through the end of the second quarter of 1997. In addition, in the second quarter of 1997, PXRE incurred minority interest expense amounting to $2,231,000 related to the $100 million of newly-issued 8.85% Capital Trust Pass-through Securities `sm' (TRUPS `sm') (as described below under "Liquidity and Capital Resources").

        In the second quarter of 1997, PXRE recorded an extraordinary loss of $955,000, net of tax, in connection with the repurchase of $16.7 million of PXRE's 9.75% Senior Notes.

        Net investment income for the second quarter of 1997 increased 84.8% to $7,760,000 from $4,199,000 for the same period of 1996. The increase in net investment income was caused primarily by $2,419,000 of investment income from Transnational Reinsurance, $743,000 from the investment of the net proceeds from the issuance of the Capital Trust Pass-through Securities and the remainder from increased average assets and investment in higher yielding investments from the planned repositioning of the investment portfolio. PXRE's pre-tax investment yield was 6.3% for the second quarter of 1997 compared with 6.6% for the corresponding period in 1996 as reported, both calculated using amortized cost and investment income before investment expenses. The reduction in yield resulted primarily from the sale of certain taxable investments in the first

PXRE                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CORPORATION           FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

quarter of 1997 in favor of approximately $20 million in lower yielding municipal bonds. Net realized investment gains for the second quarter of 1997 were $300,000 compared to losses of $101,000 for the corresponding period of 1996. During the second quarter of 1997, PXRE recorded directly to equity an after-tax unrealized gain of $5,515,000 in value of its investment portfolio ($0.40 book value per share), reflecting the effect of decreasing interest rates and the increased value of its equity portfolio during the period.

        The net effects of foreign currency exchange fluctuations were gains of $13,000 in the second quarter of 1997 and losses of $104,000 for the comparable quarter of 1996. See "Liquidity and Capital Resources."

        Net income for the three months ended June 30, 1996 included $691,000 which represented PXRE's approximately 22% equity share of TREX's net earnings before the Merger.

        For the reasons discussed above, net income was $11,960,000 for the second quarter of 1997 compared to net income of $7,185,000 for the corresponding quarter of 1996 as reported, and $10,100,000 for the corresponding quarter of 1996 on a pro forma basis. Fully diluted income per common share before extraordinary loss was $0.92 for the second quarter of 1997 compared to $0.81 for the prior comparable period as reported and $0.69 on a pro forma basis. Fully diluted net income per common share was $0.86 for the second quarter of 1997 compared to $0.81 for the corresponding quarter of 1996 as reported, and $0.69 for the corresponding quarter of 1996 on a pro forma basis based on average shares outstanding of approximately 13,982,700 in the second quarter of 1997, 8,878,500 in the comparable quarter of 1996 as reported, and 14,559,600 in the corresponding quarter of 1996 on a pro forma basis.

PXRE                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CORPORATION           FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

COMPARISON OF YEAR-TO-DATE RESULTS FOR
1997 WITH 1996

                                                                     Six Months Ended June 30,
                                                            --------------------------------------------
                                                                As Reported                     Pro Forma
                                                     ----------------------------------    --------------------
                                                                              Increase                 Increase
                                                        1997        1996     (Decrease)     1996      (Decrease)
                                                        ----        ----     ----------     ----      ----------
                                                            (000's)              %         (000's)        %
      GROSS PREMIUMS WRITTEN                         $67,656      $61,652        9.7      $78,810        (14.2)

      CEDED PREMIUMS:
        Managed business participants                  9,769       11,462      (14.8)      11,462        (14.8)
        TREX Management Agreement                         -0-      11,504        N/A           -0-         N/A
        Catastrophe coverage                           3,047        2,599       17.2        2,843          7.2
                                                     --------    --------                --------
           Total reinsurance premiums ceded           12,816       25,565      (49.9)      14,305        (10.4)
                                                     -------      -------                 -------

      NET PREMIUMS WRITTEN                           $54,840      $36,087       52.0      $64,505        (15.0)
                                                     =======      =======                 =======
      Earned premiums                                $46,683      $36,520       27.8      $63,355        (26.3)
      Revenues                                        64,986       48,194       34.8       78,759        (17.5)
      Income before extraordinary loss                24,961       16,494       51.3       24,753          0.8
      Net income                                      22,372       16,494       35.6       24,753         (9.6)

      PER SHARE FULLY DILUTED:
        Before extraordinary loss                      $1.77        $1.86       (4.8)       $1.70          4.1
        Net income                                     $1.59        $1.86      (14.5)       $1.70         (6.5)

      Fully diluted average shares outstanding        14,070        8,876                  14,560

        Net premiums written for the six months ended June 30, 1997 increased 52.0% to $54,840,000 from $36,087,000 for the corresponding period of 1996 as reported, and decreased 15.0% from $64,505,000 on a pro forma basis in the corresponding period of 1996. Gross premiums written for the first six months of 1997 increased 9.7% to $67,656,000 from $61,652,000 for the comparable period of 1996 as reported, and decreased 14.2% from $78,810,000 on a pro forma basis in the corresponding period of 1996. Net premiums earned for the first six months of 1997 increased 27.8% to $46,683,000 from $36,520,000 in the corresponding period of 1996 as reported, and decreased 26.3% from $63,355,000 in the corresponding period of 1996 on a pro forma basis. Gross written, net written and net earned premiums for the first six months of 1997 declined from prior-year levels on a pro forma basis reflecting a continuation of the increasingly competitive business environment which marked the past two renewal seasons. Lower reinstatement premiums as a result of reduced losses, a shift in the mix of retained premiums from quarterly to semi-annual premium mode, and the accounting effects of experience related contracts also contributed to these declines. PXRE continued its planned response to this increasingly competitive environment by withdrawing

PXRE                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CORPORATION           FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

capacity from areas of coverage not offering appropriate compensation for the exposure. Management anticipates that this trend will continue during 1997, although business written by PXRE's newly established Lloyd's of London syndicate, PG Butler Syndicate 1224, partially cushioned reductions elsewhere in PXRE's business.

        Premiums ceded by PXRE to its managed business participants decreased 14.8% to $9,769,000 for the first six months of 1997 compared with $11,462,000 for the corresponding period of 1996. The decrease in premiums ceded to these programs was due to a change in the percentage ceded as agreed with the participants. During the first six months of 1996, before the Merger, PXRE ceded $11,504,000 of premiums to Transnational Reinsurance in lieu of direct reinsurance writings by Transnational Reinsurance. Management fee income from all sources for the six months ended June 30, 1997 decreased to $1,728,000 from $3,740,000 for the corresponding period of 1996 as reported, and from $2,315,000 for the corresponding period of 1996 on a pro forma basis, reflecting a decline of premiums ceded to managed business participants, as well as management fee income of $1,342,000 earned by PXRE from TREX, before the Merger, in the first six months of 1996.

        The loss ratio was 11.3% for the six months ended June 30, 1997 compared with 24.9% for the corresponding period of 1996 as reported, and 31.1% in the corresponding period of 1996 on a pro forma basis. The loss ratio for the first six months of 1997 reflected a reversal of previously recorded catastrophe losses of $2,022,000 gross and $1,491,000 net for 1997 and prior accident years. In comparison, the loss ratio for the first six months of 1996 reflected incurred catastrophe losses of $11,586,000 gross and $4,810,000 net for 1996 and prior accident years as reported, and $12,870,000 gross and $10,696,000 net for 1996 and prior accident years on a pro forma basis.

        Significant catastrophe and risk losses affecting the six months ended June 30, 1997 loss ratio are as follows:

                                              AMOUNT OF LOSSES
                                              ----------------
LOSS EVENT                               GROSS                    NET
----------                               -----                    ---
                                                 (in thousands)
German, Poland and Czech floods          $1,422                  $1,191

PXRE                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CORPORATION           FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

     Significant catastrophe and risk losses affecting the same period of 1996 loss ratio are as follows:

                                AS REPORTED                PRO FORMA
                                -----------                ---------
                                          AMOUNT OF LOSSES
                                          ----------------
LOSS EVENT                    GROSS       NET         GROSS           NET
----------                    -----       ---         -----           ---
                                           (in thousands)
Hurricane Luis               $6,313      $2,531       $6,732        $5,981
Large risk losses             2,849         961        4,102         3,111
Hurricane Marilyn             2,149         824        1,526         1,281

The provision for losses and loss expenses and the loss ratio includes the effect of foreign exchange movements on PXRE's liability for losses and loss expenses, resulting in a foreign currency exchange gain of $751,000 for the first six months of 1997 compared to a gain of $84,000 for the corresponding period of 1996 as reported, and $81,000 for the corresponding period of 1996 on a pro forma basis.

        During 1997, PXRE experienced savings of $1,163,000 net for prior-year losses and loss expenses primarily related to the 1996 Eurotunnel fire where redundant reserves were recognized in the second quarter of 1997 of approximately $1,372,000. In addition, prior-year losses originally thought to have triggered market loss coverage thresholds have now proven to be redundant by approximately $1,800,000 resulting in the reversal of recorded losses in the first quarter of 1997. The loss ratio for the comparable period in 1996 was unfavorably affected by increases to reserves of $4,414,000 net for prior-year losses and loss expenses as reported, and $10,032,000 net for prior-year losses and loss expenses on a pro forma basis primarily related to Hurricanes Luis and Marilyn.

        The underwriting expense ratio was 31.5% for the six months ended June 30, 1997 compared with 25.8% for the comparable quarter of 1996 as reported, and 26.0% for the corresponding period of 1996 on a pro forma basis. As a result of the above, the combined ratio was 42.8% for the first six months of 1997 compared with 50.7% for the corresponding period of 1996 as reported, and 57.1% for the corresponding period of 1996 on a pro forma basis. The increase in underwriting expense ratio was substantially due to the foreign exchange losses discussed below and, on a pro forma basis, the decline in premiums earned.

        Other operating expenses increased to $8,287,000 for the six months ended June 30, 1997 from $6,526,000 in the comparable period of 1996 as reported, and $7,183,000 for the corresponding period of 1996 on a pro forma basis. Included in other operating expenses were foreign currency exchange losses of $850,000 for the first six months of 1997 compared to losses of $166,000 for the corresponding period of 1996 as reported, and $296,000 for the

PXRE                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CORPORATION           FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

corresponding period of 1996 on a pro forma basis. Operating expenses were $8,785,000 excluding foreign exchange losses and amortization of negative goodwill of $1,348,000 in the first six months of 1997 compared with $8,235,000 in the first six months of 1996 pro forma results excluding the same items. This increase was primarily due to the addition of the Lloyd's syndicate operation and some non-recurring fees amounting to approximately $301,000 incurred in connection with some new business ventures offset, in part, by the expiration of the lease of PXRE's previous corporate headquarters in New York City.

        During the first six months of 1997, interest expense decreased to $2,357,000 as compared to $3,604,000 in the corresponding period in the prior-year as reported following the repurchase of $41.6 million of PXRE's 9.75% Senior Notes in open market purchases through the end of the six months of 1997. In addition in the first six months of 1997, PXRE incurred minority interest expense amounting to $3,719,000 related to the $100 million of newly-issued 8.85% Capital Trust Pass-through Securities `sm' (TRUPS `sm') (as described below under "Liquidity and Capital Resources").

        In the first six months of 1997, PXRE recorded an extraordinary loss of $2,589,000, net of tax, in connection with the repurchase of $41.6 million of PXRE's 9.75% Senior Notes.

        Net investment income for the six months ended June 30, 1997 increased 106.1% to $16,714,000 from $8,110,000 for the same period of 1996. The increase in net investment income was caused primarily by $4,884,000 of investment income from Transnational Reinsurance, $1,648,000 from the investment of the net proceeds from the issuance of the Capital Trust Pass-through Securities and the remainder from increased average assets and investment in higher yielding investments from the planned repositioning of the investment portfolio. PXRE's pre-tax investment yield was 6.5% for the second quarter of 1997 compared with 6.4% for the corresponding period in 1996 as reported, both calculated using amortized cost and investment income before investment expenses. Net realized investment losses for the first six months of 1997 were $140,000 compared to losses of $176,000 for the corresponding period of 1996.

        The net effects of foreign currency exchange fluctuations were losses of $99,000 in the six months ended June 30, 1997, losses of $82,000 for the comparable period of 1996 as reported, and $215,000 for the corresponding period of 1996 on a pro forma basis.

        Net income for the six months ended June 30, 1996 includes $1,984,000 which represents PXRE's approximately 22% equity share of TREX's net earnings before the Merger.

PXRE                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CORPORATION           FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

        For the reasons discussed above, net income was $22,372,000 for the six months ended June 30, 1997 compared to net income of $16,494,000 for the corresponding quarter of 1996 as reported, and $24,753,000 for the corresponding period of 1996 on a pro forma basis. Fully diluted income per common share before extraordinary loss was $1.77 for the first six months of 1997 compared to $1.86 for the prior comparable period as reported and $1.70 on a pro forma basis. Fully diluted net income per common share was $1.59 for the six months ended June 30, 1997 compared to $1.86 for the corresponding period of 1996 as reported, and $1.70 for the corresponding period of 1996 on a pro forma basis based on average shares outstanding of approximately 14,070,000 in the first six months of 1997, 8,876,100 in the comparable period of 1996 as reported, and 14,559,600 in the comparable period of 1996 on a pro forma basis.

LIQUIDITY AND CAPITAL RESOURCES

        PXRE relies primarily on cash dividends and net tax allocation payments from its subsidiaries PXRE Reinsurance and Transnational Reinsurance to pay its operating expenses and income taxes, to meet its debt service obligations and to pay dividends to PXRE stockholders. The payment of dividends by PXRE Reinsurance to PXRE and by Transnational Reinsurance to PXRE Reinsurance is subject to limits imposed under the insurance laws and regulations of Connecticut, the state of incorporation and domicile of PXRE Reinsurance and Transnational Reinsurance, as well as certain restrictions arising in connection with PXRE indebtedness discussed below. Under the Connecticut insurance law, the maximum amount of dividends or other distributions that PXRE Reinsurance may declare or pay to PXRE, and that Transnational Reinsurance may declare or pay to PXRE Reinsurance, within any twelve-month period, without regulatory approval, is limited to the lesser of (a) earned surplus or (b) the greater of 10% of policyholders' surplus at December 31 of the preceding year or 100% of net income for the twelve-month period ending December 31 of the preceding year, all determined in accordance with SAP. Accordingly, the Connecticut insurance laws could limit the amount of dividends available for distribution by PXRE Reinsurance or Transnational Reinsurance without prior regulatory approval, depending upon a variety of factors outside the control of PXRE, including the frequency and severity of catastrophe and other loss events and changes in the reinsurance market, in the insurance regulatory environment and in general economic conditions. The maximum amount of dividends or distributions that PXRE Reinsurance may declare and pay in 1997, without regulatory approval, is $40,013,000. The maximum amount of dividends or distributions that Transnational Reinsurance may declare and pay in 1997, without regulatory approval, is $21,874,000. During the first six months of 1997, no dividend was approved and paid by PXRE Reinsurance to PXRE or by Transnational Reinsurance to PXRE Reinsurance.

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

        On January 29, 1997, PXRE Capital Trust I, a Delaware statutory business trust and a wholly-owned subsidiary of PXRE ("PXRE Capital Trust") issued $100,000,000 principal amount of its 8.85% Capital Trust Pass-through Securities `sm' (TRUPS `sm') due February 1, 2027 in an institutional private placement. Proceeds from the sale of these securities were used to purchase PXRE's 8.85% Junior Subordinated Deferrable Interest Debentures due February 1, 2027 (the "Subordinated Debt Securities"). On April 23, 1997, PXRE and PXRE Capital Trust completed the registration with the Securities and Exchange Commission of an exchange offer for these securities and the securities were exchanged for substantially similar securities (the "Capital Securities"). Distributions on the Capital Securities (and interest on the related Subordinated Debt Securities) are payable semi-annually, in arrears, on February 1 and August 1 of each year, commencing August 1, 1997. Minority interest expense, including amortization of debt offering costs, for the second quarter of 1997 in respect of the Capital Securities (and related Subordinated Debt Securities) amounted to approximately $3,719,000. Interest expense, including amortization of offering costs for the institutional private placement, associated with the Capital Securities (and related Subordinated Debt Securities) will amount to approximately $8,187,000 in 1997. On or after February 1, 2007, PXRE has the right to redeem the Subordinated Debt Securities, in whole at any time or in part from time to time, subject to certain conditions, at call prices of 104.180% at February 1, 2007, declining to 100.418% at February 1, 2016, and 100% thereafter. PXRE has the right, at any time, subject to certain conditions, to defer payments of interest on the Subordinated Debt Securities for Extension Periods (as defined), each not exceeding 10 consecutive semi-annual periods; provided that no Extension Period may extend beyond the maturity date of the Subordinated Debt Securities. As a consequence of PXRE's extension of the interest payment period on the Subordinated Debt Securities, distributions on the Capital Securities would be deferred (though such distributions would continue to accrue interest at a rate of 8.85% per annum compounded semi-annually). In the event that PXRE exercises its right to extend an interest payment period, then during any Extension Period, subject to certain exceptions,
(i) PXRE shall not declare or pay any dividend on, make any distributions with respect to, or

PXRE                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CORPORATION           FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

redeem, purchase, acquire or make a liquidation payment with respect to, any of its capital stock or rights to acquire such capital stock or make any guarantee payments (subject to specified exceptions) with respect to the foregoing, and
(ii) PXRE shall not make any payment of interest on, or principal of (or premium, if any, on), or repay, repurchase or redeem, any debt securities issued by PXRE which rank pari passu with or junior to the Subordinated Debt Securities. Upon the termination of any Extension Period and the payment of all amounts then due, PXRE may commence a new Extension Period, subject to certain requirements.

        PXRE expects to use the net proceeds from the sale of the Capital Securities for general corporate purposes, which may include, from time to time, the redemption or the purchase, from time to time, in the open market or in privately negotiated transactions or otherwise, of outstanding indebtedness and common stock of PXRE.

        In August 1993, PXRE completed a public offering of $75,000,000 principal amount of 9.75% Senior Notes due August 15, 2003. Interest is payable on the Senior Notes semi-annually. Interest expense, including amortization of debt offering costs, for the first six months of 1997 in respect of the Senior Notes amounted to approximately $2,357,000. In addition, PXRE incurred an extraordinary loss of $2,589,000, net of tax, associated with the premium paid to acquire $41.6 million of the Senior Notes and the pro rata share of the debt offering costs during the first six months of 1997. Interest expense, including amortization of debt offering costs, associated with the Senior Notes will amount to approximately $3,527,000 for 1997 based on interest expense in the first six months of 1997, as well as the Senior Notes outstanding at June 30, 1997. On and after August 15, 1998, the Senior Notes may be redeemed at the option of PXRE, in whole or in part, at redemption prices (expressed as percentages of the principal amount), plus accrued and unpaid interest to the date fixed for redemption, of 103.656% at August 15, 1998, declining to 100% at August 15, 2001 and thereafter. The Indenture governing the Senior Notes contains covenants which, among other things, limit the ability of PXRE and its Restricted Subsidiaries (including PXRE Reinsurance): (a) to incur additional indebtedness (except for the incurrence of Permitted Indebtedness and the incurrence of other Indebtedness by PXRE in circumstances where no Default or Event of Default exists and the Consolidated Fixed Charge Coverage Ratio of PXRE would be greater than 2:1 after giving effect to the incurrence) and, in the case of the Restricted Subsidiaries, to issue preferred stock; (b) to pay dividends, repurchase stock and to make certain other Restricted Payments (other than, among other things, if no Default or Event of Default exists (x) Restricted Payments after August 31, 1993, not exceeding in the aggregate the sum of $3,000,000 plus 50% of Consolidated Net Income (or minus 100% of any loss) from such date (with certain adjustments), plus the amounts of certain equity proceeds and certain reductions in Investments in Unrestricted Subsidiaries, provided, that at the time of such Restricted Payment the Consolidated Fixed Charge Coverage Ratio is greater than 2.0, and (y) in addition to permitted Restricted Payments referred to in clause (x), the payment of cash dividends on Qualified Capital Stock after August 31, 1993 of up to an aggregate of $6,000,000, provided, that such dividends on common stock do not exceed $0.25

PXRE                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CORPORATION           FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

per share in any year); (c) to sell or permit the issuance of any stock of PXRE Reinsurance or any other Principal Insurance Subsidiary; (d) to sell or transfer other assets (other than for at least Fair Market Value and generally for not less than 75% in cash or Cash Equivalents); (e) to create liens upon the properties or assets of PXRE or its Restricted Subsidiaries; or (f) to engage in any business other than the insurance and reinsurance businesses and other businesses incidental and related thereto. The Indenture also provides that within 30 days after a Change of Control (as defined) of PXRE, PXRE will offer to purchase all the Senior Notes then outstanding at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of such purchase. The consent of holders of PXRE's Senior Notes to certain amendments to the Indenture governing the Senior Notes was obtained in connection with the issuances of the Capital Securities.

        PXRE's Board of Directors has authorized the repurchase of Senior Notes in negotiated or open market transactions. During the first six months of 1997, PXRE or PXRE Reinsurance purchased $41.6 million principal amount of Senior Notes at an average price of 107.4%. The principal amount of Senior Notes outstanding at August 11, 1997 was $23,104,000.

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

PXRE                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CORPORATION           FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

        Net cash flow provided by operations was $7,500,000 during the second quarter of 1997 compared with net cash flow used by operations of $932,000 during the corresponding period of 1996 as reported, due to the effects of timing of collection of receivables and reinsurance recoverables and payments of losses.

        PXRE's management has established general procedures and guidelines for its investment portfolio and oversees investment management carried out by Phoenix Duff & Phelps Corporation, a public majority-owned subsidiary of Phoenix Home Life Mutual Insurance Company. Although these investment guidelines stress conservation of principal, diversification of risk and liquidity, investments are subject to market-wide risks and fluctuations, as well as to risk inherent in particular securities. At June 30, 1997, PXRE's investment portfolio consisted primarily of fixed maturities and short-term investments. As at June 30, 1997, 98.1% of PXRE's investment portfolio, at fair value, consisted of fixed maturities and short-term investments, while the balance was in equity securities primarily in the form of investments in various mutual funds. The investment policies and all investments of PXRE are approved by its Board of Directors.

        Of PXRE's fixed maturities portfolio at June 30, 1997, 88.7% of the fair value was in obligations rated "A1" or "A" or better by Moody's Investors Service Inc. or S&P, respectively. Mortgage and asset-backed securities accounted for 29.7% of fixed maturities based on fair value at June 30, 1997. PXRE has no investments in real estate or commercial mortgage loans. The average market yield to maturity of PXRE's fixed maturities portfolio at June 30, 1997 and 1996, as reported, was 5.8% and 6.5%, respectively, and 6.3% on a pro forma basis. During the first quarter of 1997, PXRE repositioned a portion of its portfolio out of Treasury, GNMA and short-term investments into new sectors including asset and corporate mortgage-backed securities, emerging markets securities, tax-free municipals and investment grade Yankee bonds.

        Fixed maturity investments are reported at fair value, with the net unrealized gain or loss, net of tax, reported as a separate component of stockholders' equity. PXRE recorded directly to equity a $1,412,000 after-tax unrealized gain in the value of its investment portfolio ($0.10 book value per share) during the six months ended June 30, 1997 including $5,515,000 ($0.40 book value per share) during the three months ended June 30, 1997, reflecting principally a decrease in interest rates during the period. Short-term investments are carried at amortized cost, which approximates fair value. PXRE's short-term investments, principally high-grade commercial paper and U.S. Treasury bills, were $74,796,000 at June 30, 1997 compared to $59,792,000 at December 31, 1996. The increase at June 30, 1997 was principally due to the cash inflow arising from the temporary investment of the proceeds from the issuance of the Capital Securities, which is being redeployed for general corporate purposes, which may include, from time to time, the redemption or the purchase in the open market or in privately negotiated transactions or otherwise, of outstanding indebtedness and common stock of PXRE.

PXRE                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CORPORATION           FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

        Dividends incurred in the six months ended June 30, 1997 were $5,874,000 compared to $3,157,000 in the corresponding period of 1996, as a result of the increased quarterly dividend from $0.18 to $0.21 in the fourth quarter of 1996, as well as the increased number of outstanding shares following the Merger with TREX. The expected annual dividend based on shares outstanding at June 30, 1997 will be approximately $11,551,000.

        Book value per common share was $26.87 at June 30, 1997.

        As announced in April 1997, PXRE's Board of Directors authorized a new stock repurchase program for a maximum of 1.9 million of PXRE's outstanding shares. After repurchases of approximately 192,000 shares common stock during the second quarter of 1997, PXRE had 13,750,822 common shares outstanding. Average price per share of the repurchases was $26.59.

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

        In December 1996, PXRE completed an investment in Lloyd's of London, forming a new syndicate, PG Butler Syndicate 1224, and a presence in London. The new syndicate has an initial capacity to underwrite 'L'35 million in annual premiums ($58.3 million at June 30, 1997 exchange rates). In connection with the capitalization of the syndicate, PXRE has placed on deposit $42,975,000 of U.S. government securities as collateral for Lloyd's. In addition, PXRE issued a letter of credit for the benefit of Lloyd's in the amount of $15,355,000, which is collateralized by U.S. government securities in approximately the same amount. In addition, PXRE has provided a 'L'5,000,000 line of credit to PXRE Managing Agency Limited for liquidity purposes.

        All amounts classified as reinsurance recoverable at June 30, 1997 are considered by management of PXRE to be collectible in all material respects.

        PXRE and Phoenix Home Life Mutual Insurance Company have announced the formation of a joint venture, Cat Bond Investors L.L.C., with initial committed capital of $20 million, which will specialize in investing in catastrophe bonds with returns that will be determined by insured losses from catastrophic events. Activity to date has primarily involved start-up activities.

PXRE                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CORPORATION           FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

INCOME TAXES

        PXRE's effective tax rate for the second quarter of 1997 and 1996 was 32.8% and 32.7% as reported, respectively, which differs from the statutory rate principally due to negative goodwill amortization, state and local taxes and tax-exempt income and in 1996 tax on undistributed earnings of unconsolidated affiliates.

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

                           PART II. OTHER INFORMATION

Item 4.        Submission of Matters to a Vote of Security Holders

        At PXRE's Annual Meeting of Shareholders held on June 5, 1997, the holders of Common Stock of PXRE approved the following (in each case, with no broker non-votes):

        (i) the election of three Class I directors to serve until the 2000 Annual Meeting of Shareholders and until their successors have been elected and have qualified:

               Nominee                      Votes For        Votes Withheld
               -------                      ---------        --------------

               Robert Fiondella             12,707,799           20,919
               Philip McLoughlin            12,707,899           20,819
               Donald Trautlein             12,707,799           20,919

        (ii) the appointment of Price Waterhouse LLP as PXRE's independent public accountants for the fiscal year ending December 31, 1997, by the vote of 12,711,232 votes for, 2,820 votes against and 14,666 abstentions.

        (iii) the Company's Restated Employee Annual Incentive Bonus Plan, as amended, as set forth in the Proxy statement accompanying the Notice of Annual Meeting dated April 30, 1997, by the vote of 11,642,840 votes for, 336,262 votes against and 706,789 abstentions.

        (iv) the Company's 1992 Officer Incentive Plan, as amended as set forth in the Proxy statement accompanying the Notice of Annual Meeting dated April 30, 1997, by the vote of 9,091,268 votes for, 2,887,859 votes against and 706,764 abstentions.

        (v) the adoption of an amendment to the Company's Directors Stock Option Plan, as set forth in the Proxy statement accompanying the Notice of Annual Meeting dated April 30, 1997, by the vote of 11,314,459 votes for, 678,324 votes against and 709,484 abstentions.

        (vi) the adoption of the Company's Director Equity and Deferred Compensation Plan, as set forth in the Proxy statement accompanying the Notice of Annual Meeting dated April 30, 1997, by the vote of 12,187,661 votes for, 490,175 votes against and 24,431 abstentions.

Item 6.        Exhibits and Reports on Form 8-K

               (a)    Exhibits:
                      None

               (b)    Reports on Form 8-K
                      None

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report or amendment thereto to be signed on its behalf by the undersigned thereunto duly authorized.

                                            PXRE CORPORATION

August 12, 1997                             By:/s/ Sanford M. Kimmel
                                            ------------------------
                                            Sanford M. Kimmel
                                            Senior Vice President, Treasurer
                                            and Chief Financial Officer

                          STATEMENT OF DIFFERENCES
                          ------------------------

    The checkmark shall be expressed as ...............................'ch'
    The service mark shall be expressed as ............................'sm'
    The British pound sterling sign shall be expressed as .............'L'