Form 10-Q
period 1997-09-30
PXRE CORP
filed 1997-11-13
CIK 799721

--------------------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------


                                    FORM 10-Q

   ['ch'] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

   [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
          EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ____________ TO ____________



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


                                 (908) 906-8100
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  'ch'    No
                                                -------      -------

        As of November 13, 1997, 13,765,928 shares of common stock, $.01 par value per share, of the Registrant were outstanding.

--------------------------------------------------------------------------------

                                PXRE CORPORATION

                                      INDEX




PART I.  FINANCIAL INFORMATION

     Consolidated Balance Sheets at September 30, 1997
        and December 31, 1996                                             3

     Consolidated Statements of Income for the three and
        nine months ended September 30, 1997 and 1996                     4

     Consolidated Statements of Stockholders' Equity for the three
        and nine months ended September 30, 1997 and 1996                 5

     Consolidated Statements of Cash Flow for the three and
        nine months ended September 30, 1997 and 1996                     6

     Notes to Consolidated Interim Financial Statements                   7


     Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                        11


PART II.  OTHER INFORMATION                                              32

PXRE           Consolidated Balance Sheets
Corporation    (Unaudited)
--------------------------------------------------------------------------------

                                                                                          September 30,      December 31,
                                                                                              1997               1996
                                                                                              ----               ----
Assets         Investments:
               Fixed maturities, available-for-sale, at fair value (amortized
                 cost $398,414,000 and $393,962,000, respectively)                       $ 405,341,223      $ 394,551,703
               Equity securities, at fair value (cost $17,083,000 and $6,850,000)           17,970,169          7,796,392
               Short-term investments                                                       51,868,193         59,791,879
               Other invested assets                                                        42,487,500                  0
                                                                                         -------------      -------------
                   Total investments                                                       517,667,085        462,139,974
               Cash                                                                          4,808,122          4,938,481
               Accrued investment income                                                     5,222,987          5,046,899
               Receivables:
                 Unreported premiums                                                        14,461,175         16,849,578
                 Balances due from intermediaries and brokers                               11,808,409          6,279,368
                 Other receivables                                                          21,036,334          9,281,392
               Reinsurance recoverable                                                      13,703,871         18,065,126
               Ceded unearned premiums                                                       4,536,718          3,728,424
               Deferred acquisition costs                                                    3,065,655          1,449,050
               Income tax recoverable                                                        2,367,831          2,204,026
               Deferred income tax asset                                                       784,303          3,586,489
               Other assets                                                                  8,593,245          9,755,399
                                                                                         -------------      -------------
                     Total assets                                                        $ 608,055,735      $ 543,324,206
                                                                                         =============      =============

Liabilities    Losses and loss expenses                                                  $  55,709,255      $  70,977,449
               Unearned premiums                                                            27,665,834         11,042,260
               Reinsurance balances payable                                                  1,020,880          4,635,449
               Notes payable                                                                21,414,000         64,725,000
               Payable for securities                                                        2,026,351                  0
               Contingent commission payable                                                 4,592,266         12,772,478
               Excess of fair market value of net assets of TREX                             5,920,485          7,942,374
               Other liabilities                                                             8,531,533         13,551,418
                                                                                         -------------      -------------
                     Total liabilities                                                     126,880,604        185,646,428
                                                                                         -------------      -------------

               Minority Interest in Consolidated Subsidiary:
                   Company-Obligated Mandatorily Redeemable Capital Trust
                   Pass-through Securities of Subsidiary Trust holding solely a
                   Company-Guaranteed Related Subordinated Debt                             99,512,305                  0

Stockholders'  Serial preferred stock, $.01 par value -- 500,000 shares authorized;
Equity           0 shares issued and outstanding                                                     0                  0
               Common stock, $.01 par value -- 40,000,000 shares authorized;
                 14,797,884 and 14,705,782 shares issued, respectively                         147,979            147,058
               Additional paid-in capital                                                  254,937,711        252,978,182
               Net unrealized appreciation on investments, net of
                 deferred income tax expense of $2,735,000 and $306,000                      4,648,285            568,405
               Retained earnings                                                           144,510,613        118,705,257
               Treasury stock at cost (1,040,346 and 750,876 shares)                       (21,660,108)       (14,090,289)
               Restricted stock at cost (66,809 and 53,279 shares)                            (921,654)          (630,835)
                                                                                         -------------      -------------
                     Total stockholders' equity                                            381,662,826        357,677,778
                                                                                         -------------      -------------
                     Total liabilities and stockholders' equity                          $ 608,055,735      $ 543,324,206
                                                                                         =============      =============


        The accompanying notes are an integral part of these statements.

PXRE         Consolidated Statements of Income
Corporation  (Unaudited)
--------------------------------------------------------------------------------

                                                                          Three Months Ended             Nine Months Ended
                                                                            September 30,                  September 30,
                                                                         1997            1996           1997           1996
                                                                         ----            ----           ----           ----
Revenues     Net premiums earned                                     $ 20,099,586   $ 17,793,201    $ 66,782,922   $ 54,312,964
             Net investment income                                      8,144,342      4,065,756      24,858,629     12,175,914
             Net realized investment gains (losses)                       955,190        (44,575)        815,589       (220,264)
             Management fees :  Non-affiliate                             726,083        868,581       2,454,337      3,266,320
                                TREX                                            0        674,342               0      2,016,103
                                                                     ------------   ------------    ------------   ------------
                                                                       29,925,201      23,357,305     94,911,477     71,551,037
                                                                     ------------   ------------    ------------   ------------

Losses and   Losses and losses expenses incurred                        1,156,652      6,072,159       6,441,725     15,172,580
Expenses     Commissions and brokerage                                  4,153,134      3,015,707      12,289,058      9,654,928
             Other operating expenses                                   3,561,247      2,623,326      11,847,996      9,149,658
             Interest expense                                             433,218      1,713,471       2,790,388      5,317,709
             Minority interest in Consolidated Subsidiary               2,231,444              0       5,950,480              0
                                                                     ------------   ------------    ------------   ------------
                                                                       11,535,695     13,424,663      39,319,647     39,294,875
                                                                     ------------   ------------    ------------   ------------

             Income before income taxes, extraordinary item and
               equity in net earnings of TREX                          18,389,506      9,932,642      55,591,830     32,256,162
             Equity in net earnings of TREX                                     0      1,159,611               0      3,143,731
             Income tax provision                                       6,007,000      3,477,000      18,248,000     11,290,000
                                                                     ------------   ------------    ------------   ------------
             Income before extraordinary loss                          12,382,506      7,615,253      37,343,830     24,109,893
             Extraordinary loss on debt redemption, net of $99,000
               and $1,493,000 income tax benefit, respectively            184,750              0       2,773,690              0
                                                                     ------------   ------------    ------------   ------------
             Net income                                              $ 12,197,756   $  7,615,253    $ 34,570,140   $ 24,109,893
                                                                     ============   ============    ============   ============

Per Share    Primary:
                  Income before extraordinary item                   $       0.89   $       0.86    $       2.67   $       2.73
                  Extraordinary loss                                         0.01           0.00            0.20           0.00
                                                                     ------------   ------------    ------------   ------------
                  Net income                                         $       0.88   $       0.86    $       2.47   $       2.73
                                                                     ============   ============    ============   ============
                  Average shares outstanding                           13,892,012      8,820,090      13,988,018      8,844,660
                                                                     ============   ============    ============   ============

             Fully diluted:
                  Income before extraordinary item                   $       0.89   $       0.86    $       2.67   $       2.72
                  Extraordinary loss                                         0.01           0.00            0.20           0.00
                                                                     ------------   ------------    ------------   ------------
                  Net income                                         $       0.88   $       0.86    $       2.47   $       2.72
                                                                     ============   ============    ============   ============
                  Average shares outstanding                           13,902,553      8,820,090      14,018,750      8,851,023
                                                                     ============   ============    ============   ============


        The accompanying notes are an integral part of these statements.

PXRE          Consolidated Statements of Stockholders' Equity
Corporation   (Unaudited)
--------------------------------------------------------------------------------

                                                                     Three Months Ended                Nine Months Ended
                                                                        September 30,                    September 30,
                                                                    1997             1996            1997             1996
                                                                    ----             ----            ----             ----
Common Stock:      Balance at beginning of period              $     147,912    $      90,164    $     147,058    $      89,839
                   Issuance of shares                                     67               15              921              340
                                                               -------------    -------------    -------------    -------------
                       Balance at end of period                $     147,979    $      90,179    $     147,979    $      90,179
                                                               =============    =============    =============    =============

Additional         Balance at beginning of period              $ 254,809,413    $ 118,509,473    $ 252,978,182    $ 117,668,048
Paid-in Capital:   Issuance of common shares                         118,959           30,877        1,677,021          715,175
                   Other                                               9,339                0          282,508          157,127
                                                               -------------    -------------    -------------    -------------
                       Balance at end of period                $ 254,937,711    $ 118,540,350    $ 254,937,711    $ 118,540,350
                                                               =============    =============    =============    =============

Unrealized         Balance at beginning of period              $   1,980,343    $  (1,568,130)   $     568,405    $   3,782,500
Appreciation       Change in fair value for the period             2,667,942          389,537        4,079,880       (4,455,868)
(Depreciation)     Equity in net change in TREX depreciation               0           66,239                0         (438,986)
on Investments:                                                -------------    -------------    -------------    -------------
                       Balance at end of period                $   4,648,285    $  (1,112,354)   $   4,648,285    $  (1,112,354)
                                                               =============    =============    =============    =============

Retained           Balance at beginning of period              $ 135,203,189    $ 105,220,515    $ 118,705,257    $  91,882,834
Earnings:          Net income                                     12,197,756        7,615,253       34,570,140       24,109,893
                   Dividends paid to common stockholders          (2,890,332)      (1,577,282)      (8,764,784)      (4,734,241)
                                                               -------------    -------------    -------------    -------------
                       Balance at end of period                $ 144,510,613    $ 111,258,486    $ 144,510,613    $ 111,258,486
                                                               =============    =============    =============    =============

Treasury Stock:    Balance at beginning of period              $ (21,660,108)   $  (2,177,714)   $ (14,090,289)   $  (1,719,459)
                   Repurchase of common stock                              0       (5,143,025)      (7,464,583)      (5,768,025)
                   Issuance of treasury stock                              0                0                0          166,745
                   Other                                                   0                0         (105,236)               0
                                                               -------------    -------------    -------------    -------------
                       Balance at end of period                $ (21,660,108)   $  (7,320,739)   $ (21,660,108)   $  (7,320,739)
                                                               =============    =============    =============    =============

Restricted Stock:  Balance at beginning of period              $  (1,041,472)   $    (860,619)   $    (630,835)   $    (541,586)
                   Issuance of restricted stock                            0                0         (741,988)        (501,027)
                   Amortization of restricted stock                  119,818          114,892          446,417          296,886
                   Other                                                   0                0            4,752                0
                                                               -------------    -------------    -------------    -------------
                       Balance at end of period                $    (921,654)   $    (745,727)   $    (921,654)   $    (745,727)
                                                               =============    =============    =============    =============

Total              Balance at beginning of period              $ 369,439,277    $ 219,213,689    $ 357,677,778    $ 211,162,176
Stockholders'      Issuance of common shares                         119,026           30,892        1,677,942          715,515
Equity:            Issuance of treasury shares                             0                0                0          166,745
                   Repurchase of common stock                              0       (5,143,025)      (7,464,583)      (5,768,025)
                   Restricted stock, net                             119,818          114,892         (295,571)        (204,141)
                   Unrealized appreciation (depreciation) on
                     investments net of deferred income tax        2,667,942          455,776        4,079,880       (4,894,854)
                   Net income                                     12,197,756        7,615,253       34,570,140       24,109,893
                   Dividends                                      (2,890,332)      (1,577,282)      (8,764,784)      (4,734,241)
                   Other                                               9,339                0          182,024          157,127
                                                               -------------    -------------    -------------    -------------
                       Balance at end of period                $ 381,662,826    $ 220,710,195    $ 381,662,826    $ 220,710,195
                                                               =============    =============    =============    =============


        The accompanying notes are an integral part of these statements.

PXRE              Consolidated Statements of Cash Flow
Corporation       (Unaudited)
--------------------------------------------------------------------------------

                                                                               Three Months Ended            Nine Months Ended
                                                                                  September 30,                 September 30,
                                                                              1997           1996           1997           1996
                                                                              ----           ----           ----           ----
Cash Flow       Net income                                               $ 12,197,756   $  7,615,253    $ 34,570,140   $ 24,109,893
from Operating  Adjustments to reconcile net income to net cash
Activities        provided by operating activities:
                     Losses and loss expenses                              (3,794,773)    (1,333,491)    (15,268,193)    (7,543,252)
                     Unearned premiums                                      7,658,211      3,989,857      15,815,281      3,556,954
                     Deferred acquisition costs                              (751,211)      (502,455)     (1,616,606)      (176,311)
                     Receivables                                          (14,823,392)     1,805,774     (23,075,792)     5,645,233
                     Reinsurance balances payable                          (2,786,171)      (697,260)     (3,614,569)      (952,812)
                     Reinsurance recoverable                                1,166,908       (307,426)      4,361,255        690,509
                Income tax recoverable                                       (110,387)     1,198,881         118,693       (516,959)
                Equity in net earnings of TREX                                      0     (1,064,751)              0     (2,874,777)
                Other                                                      (5,727,021)    (1,545,053)     (5,733,206)    (3,063,211)
                                                                         ------------   ------------    ------------   ------------
                      Net cash (used) provided by operating activities     (6,970,080)     9,159,329       5,557,003     18,875,267
                                                                         ------------   ------------    ------------   ------------

Cash Flow       Cost of fixed maturity investments                        (46,803,002)   (35,820,983)   (229,218,396)   (66,014,903)
from Investing  Fixed maturity investments matured/disposed                77,113,933     36,707,441     226,391,890     49,748,611
Activities      Payable for securities                                     (5,445,407)             0       2,026,351     (2,496,232)
                Cost of equity securities                                  (8,961,661)    (1,447,250)    (12,909,176)    (1,447,250)
                Equity securities disposed                                    648,313              0       2,675,320              0
                Net change in short-term investments                       24,309,251      3,574,616       9,304,707     22,314,454
                Net change in other invested assets                       (41,500,000)             0     (41,500,000)             0
                                                                         ------------   ------------    ------------   ------------
                      Net cash (used) provided by investing activities       (638,573)     3,013,824     (43,229,304)     2,104,680
                                                                         ------------   ------------    ------------   ------------

Cash Flow       Proceeds from issuance of common stock                        119,031         30,892         783,992        381,233
from Financing  Cash dividends paid to common stockholders                 (2,890,332)    (1,577,282)     (8,764,784)    (4,734,241)
Activities      Issuance of minority interest in consolidated subsidiary            0              0      99,509,000              0
                Repurchase of debt                                         (1,806,950)      (794,375)    (46,521,683)    (3,235,250)
                Cost of treasury stock                                              0     (5,143,025)     (7,464,583)    (5,768,025)
                                                                         ------------   ------------    ------------   ------------
                       Net cash (used) provided by financing activities    (4,578,251)    (7,483,790)     37,541,942    (13,356,283)
                                                                         ============   ============    ============   ============

                Net change in cash                                        (12,186,904)     4,689,363        (130,359)     7,623,664
                Cash, beginning of period                                  16,995,026      3,772,849       4,938,481        838,548
                                                                         ------------   ------------    ------------   ------------
                Cash, end of period                                      $  4,808,122   $  8,462,212    $  4,808,122   $  8,462,212
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

     MANAGEMENT FEES

        Management fees are recorded as earned under various arrangements, whereby PXRE Reinsurance acts as underwriting manager for other insurers and reinsurers, including TREX up to the date of its merger with PXRE. These fees are initially based on premium volume, but are adjusted through contingent profit commissions related to underwriting results measured over a period of years.

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

     INVESTMENTS

        Fixed maturity investments and unaffiliated equity securities are considered available-for-sale and are reported at fair value. Unrealized gains and losses as a result of temporary changes in fair value over the period such investments are held are reflected net of income taxes in stockholders' equity. Unrealized losses which are not temporary are charged to operations. Short-term investments which have an original maturity of one year or less are carried at amortized cost which approximates fair value. Other invested assets include investments in limited partnerships reported under the equity method which includes the cost of the investment and subsequent proportional share of the partnership earnings. Realized gains or losses on disposition of investments are determined on the basis of specific identification. The amortization of premiums and accretion of discounts for fixed maturity investments are computed utilizing the interest method. The effective yield under the interest method is adjusted for anticipated prepayments.

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

     DEBT ISSUANCE COSTS

        Debt issuance costs associated with the August 1993 issuance of Senior Notes, the January 1997 issuance of $100 million 8.85% Capital Trust Pass-through Securities `sm' (TRUPS `sm') and the related registration of the TRUPS `sm' are being amortized over the term of the related outstanding debt on a straight-line method.

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

        PXRE also generates management fee income by managing business for other insurers and reinsurers, either by accepting additional amounts of coverage on underwritten risks and retroceding such additional amounts to participants through various retrocessional arrangements or, in one case, until the merger with Transnational Re Corporation ("TREX") described below, by managing the underwriting and other day-to-day operations of a publicly-owned reinsurance group.

        At September 30, 1997, PXRE was a party to three such retrocessional arrangements. One such arrangement is with a group of insurers and reinsurers referred to as the AMA; another is with Trenwick America Reinsurance Corporation ("Trenwick Group"); and a third arrangement is with Select Reinsurance Ltd. ("Select Re"), a Bermuda reinsurer, formerly Investors Reinsurance Ltd. Under these arrangements, PXRE cedes some of its underwritten risks to the participants, subject to maximum aggregate liabilities per reinsurance program. PXRE receives a management fee or commission of 5% of premiums ceded (4.2% for Select Re) and a percentage of any ultimate underwriting profits in connection with the reinsurance ceded. Under the arrangements with these participants, such percentage of ultimate underwriting profits is subject to adjustment based on cumulative experience. Future management fee income is dependent upon the amount of business ceded to the participants and the profitability of that business.

        PXRE also purchases catastrophe retrocessional coverage for its own protection, depending on market conditions. PXRE has increased its purchases of such coverage in light of the continued general deterioration in catastrophe reinsurance pricing and the opportunity to buy protection at more favorable terms than in recent years.

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

        Under the terms of the Management Agreement, Transnational Reinsurance shared in certain specified business of PXRE classified as property retrocessional reinsurance business, marine and aerospace retrocessional reinsurance or marine and aerospace reinsurance and facultative reinsurance.

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

        In November 1997, PXRE announced the formation of an Excess and Surplus Lines operation which will specialize in short-tail property type risks to be written as insurance. Its operations are expected to commence during the first quarter of 1998.

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

PXRE                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CORPORATION           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


        Although PXRE's investment guidelines stress conservation of principal, diversification of risk, and liquidity, PXRE's invested assets include equities and investments in limited partnerships, and PXRE's investments are subject to market-wide risks and fluctuations, as well as to risk inherent in particular securities. Accordingly, the estimated fair value of PXRE's investments does not necessarily represent the amount which could be realized upon future sale particularly if PXRE were required to liquidate a substantial portion of its portfolio to fund catastrophic losses.

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

PXRE                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CORPORATION           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------




COMPARISON OF THIRD QUARTER RESULTS FOR
1997 WITH 1996

        As reported previously, PXRE and TREX merged on December 11, 1996. Results for the third quarter of 1997 therefore reflect the consolidated operations and business of PXRE and TREX combined, whereas the third quarter 1996 results under purchase accounting reflect the historical results of PXRE as reported, excluding TREX. For comparative purposes, certain selected pro forma results are also presented for the third quarter of 1996 as if PXRE and TREX had merged at January 1, 1996.

                                                     Three Months Ended September 30,
                                                --------------------------------------------
                                                    As Reported                     Pro Forma
                                         ----------------------------------    --------------------
                                                                 Increase                 Increase
                                            1997        1996     (Decrease)     1996      (Decrease)
                                            ----        ----     ----------     ----      ----------
                                                (000's)              %         (000's)        %

      GROSS PREMIUMS WRITTEN             $35,186      $36,282       (3.0)     $45,620        (22.9)

      CEDED PREMIUMS:
        Managed business participants      4,613        6,947      (33.6)       6,946        (33.6)
        TREX Management Agreement             -0-       6,329        N/A           -0-         N/A
        Catastrophe coverage               2,815        1,223      130.12       1,451         94.0
                                         -------      -------                 -------
           Total reinsurance premiums
              ceded                        7,428       14,499      (48.8)       8,397        (11.5)
                                          ------      -------                 -------

      NET PREMIUMS WRITTEN               $27,758      $21,783       27.4      $37,223        (25.4)
                                         =======      =======                 =======

      Earned premiums                    $20,100      $17,793       13.0      $31,280        (35.7)
      Revenues                            29,925       23,357       28.1       38,631        (22.5)
      Income before extraordinary loss    12,383        7,615       62.6       12,219          1.3
      Net income                          12,198        7,615       60.2       12,219         (0.2)

      PER SHARE FULLY DILUTED:

        Before extraordinary loss           $0.89       $0.86        3.5         $0.84         6.0
        Net income                          $0.88       $0.86        2.3         $0.84         4.8

      Fully diluted average shares
      outstanding                         13,903        8,820                  14,534


        Net premiums written for the three months ended September 30, 1997 increased 27.4% to $27,758,000 from $21,783,000 for the corresponding period of 1996 as reported, and decreased 25.4% from $37,223,000 on a pro forma basis in the corresponding period of 1996. Gross premiums written for the third quarter of 1997 decreased 3.0% to $35,186,000 from $36,282,000 for the comparable period of 1996 as reported, and decreased 22.9% from $45,620,000 on a pro forma basis in the corresponding period of 1996. Net premiums earned for the third quarter of 1997 increased 13.0% to $20,100,000 from $17,793,000 in the corresponding period of 1996 as

PXRE                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CORPORATION           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

reported, and decreased 35.7% from $31,280,000 in the corresponding period of 1996 on a pro forma basis. Net earned premiums for the third quarter of 1997 declined from prior-year levels on a pro forma basis reflecting a continuation of the increasingly competitive business environment which has marked recent renewal seasons. Lower reinstatement premiums as a result of reduced losses, additional reinsurance purchased at favorable rates, and the accounting effects of experience related contracts also contributed to these declines. PXRE continued its planned response to this increasingly competitive environment by withdrawing capacity from areas of coverage not offering appropriate compensation for the exposure. Management anticipates that this trend will continue, although business written by PXRE's newly established Lloyd's of London syndicate, PG Butler Syndicate 1224, has partially cushioned reductions elsewhere in PXRE's business. Underwriting premium volume and loss experience related to Syndicate 1224 is included in the consolidated results on a one quarter lag basis, commencing in the second quarter of 1997.

        Premiums ceded by PXRE to its managed business participants decreased 33.6% to $4,613,000 for the third quarter of 1997 compared with $6,947,000 for the corresponding period of 1996. The decrease in premiums ceded to these programs was due to a change in the percentage ceded as agreed with the participants. During the third quarter of 1996, before the Merger, PXRE ceded $6,329,000 of premiums to Transnational Reinsurance in lieu of direct reinsurance writings by Transnational Reinsurance. Management fee income from all sources for the third quarter of 1997 decreased to $726,000 from $1,543,000 for the corresponding period of 1996 as reported, reflecting a decline of premiums ceded to managed business participants, as well as management fee income of $674,000 earned by PXRE from TREX, before the Merger, in the third quarter of 1996. Management fee income decreased to $726,000 for the third quarter of 1997 from $770,000 for the corresponding period of 1996 on a pro forma basis, reflecting the decreased amount of ceded premium, offset in part by more profitable business.

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

PXRE                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CORPORATION           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


        The loss ratio was 5.7% for the third quarter of 1997 compared with 34.1% for the comparable quarter in 1996 as reported, and 34.1% for the corresponding quarter of 1996 on a pro forma basis. The loss ratio for the third quarter of 1997 reflected incurred catastrophe losses of $1,157,000 gross and $950,000 net for 1997 and prior accident years. In comparison, the loss ratio for the third quarter of 1996 reflected incurred catastrophe losses of $5,572,000 gross and $3,369,000 net for 1996 and prior accident years as reported, and $7,911,000 gross and $5,637,000 net for 1996 and prior accident years on a pro forma basis.

        Significant catastrophe and risk losses affecting the third quarter 1997 loss ratio are as follows:


                                                                 AMOUNT OF LOSSES
                                                                 ----------------
LOSS EVENT                                                  GROSS                    NET
----------                                                  -----                    ---
                                                                    (in thousands)

German, Poland and Czech floods                             $2,798                    $2,343


        Incurred catastrophe losses of $950,000 net for 1997 and prior accident years includes savings on a number of catastrophe losses, which offset, in part, the German, Poland and Czech floods.

        Significant catastrophe and risk losses affecting the third quarter 1996 loss ratio are as follows:

                                                AS REPORTED               PRO FORMA
                                                -----------               ---------
                                                           AMOUNT OF LOSSES
                                                           ----------------
LOSS EVENT                                    GROSS        NET          GROSS        NET
----------                                    -----        ---          -----        ---
                                                              (in thousands)

Hurricane Fran                                  $3,943      $2,993       $5,944        $4,993
Three risk losses                                1,896         580        2,052         1,590


        The provision for losses and loss expenses and the loss ratio includes the effect of foreign exchange movements on PXRE's liability for losses and loss expenses, resulting in a foreign currency exchange loss of $22,000 for the third quarter of 1997 compared to a gain of $56,000 for the third quarter of 1996 as reported, and $109,000 for the corresponding period of 1996 on a pro forma basis.

PXRE                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CORPORATION           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


        During the third quarter of 1997, PXRE experienced savings of $4,022,000 net for prior-year loss and loss expenses from a number of previously recorded catastrophes and facultative losses. The loss ratio for the comparable period in 1996 was favorably affected by decreases to reserves of $430,000 net for prior-year losses and loss expenses, as reported, and $501,000 net for prior-year losses and loss expenses on a pro forma basis, related principally to Hurricane Marilyn.

        The underwriting expense ratio was 34.8% for the third quarter of 1997 compared with 23.0% for the comparable quarter of 1996 as reported, and 23.5% for the corresponding period of 1996 on a pro forma basis. As a result of the above, the combined ratio was 40.5% for the third quarter of 1997 compared with 57.1% for the corresponding period of 1996 as reported, and 57.6% for the corresponding period of 1996 on a pro forma basis. The increase in underwriting expense ratio was substantially due to the foreign exchange losses discussed below, Lloyd's Syndicate operations and, on a pro forma basis, the decline in premiums earned.

        Other operating expenses increased to $3,561,000 for the third quarter of 1997 from $2,623,000 in the comparable period of 1996 as reported, and $2,755,000 for the corresponding period of 1996 on a pro forma basis. Included in other operating expenses were foreign currency exchange losses of $323,000 for the third quarter of 1997 compared to gains of $105,000 for the corresponding period of 1996 as reported, and gains of $126,000 for the corresponding period of 1996 on a pro forma basis. Operating expenses were $3,912,000 excluding foreign exchange losses and amortization of negative goodwill of $674,000 in the third quarter of 1997 compared with $3,555,000 in the third quarter 1996 pro forma results excluding the same items. This increase was primarily due to the addition of the Lloyd's syndicate operation.

        During the third quarter of 1997, interest expense decreased to $433,000 as compared to $1,713,000 in the corresponding period in the prior-year as reported due to the effect of the repurchase of $43.3 million of PXRE's 9.75% Senior Notes in open market purchases through the end of the third quarter of 1997. In addition, in the third quarter of 1997, PXRE incurred minority interest expense amounting to $2,231,000 related to the $100 million of newly-issued 8.85% Capital Trust Pass-through Securities `sm' (TRUPS `sm') (as described below under "Liquidity and Capital Resources").

        In the third quarter of 1997, PXRE recorded an extraordinary loss of $185,000, net of tax, in connection with the repurchase of $1.7 million of PXRE's 9.75% Senior Notes.

        Net investment income for the third quarter of 1997 increased 100.3% to $8,144,000 from $4,066,000 for the same period of 1996. The increase in net investment income was caused primarily by $2,510,000 of investment income from Transnational Reinsurance, $816,000 from incremental total return income from higher yielding limited partnership investments from the planned repositioning of the investment portfolio and the remainder from increased average assets. PXRE's pre-tax investment yield was 6.7% for the third quarter of 1997 compared with 6.6% for the corresponding period in 1996 as reported, both calculated using amortized cost and investment

PXRE                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CORPORATION           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

income before investment expenses. The increase in yield resulted primarily from the limited partnership investments. Net realized investment gains for the third quarter of 1997 were $955,000 compared to losses of $45,000 for the corresponding period of 1996. During the third quarter of 1997, PXRE recorded directly to equity an after-tax unrealized gain of $2,668,000 in the value of its investment portfolio ($0.19 book value per share), reflecting the effect of decreasing interest rates during the period.

        The net effects of foreign currency exchange fluctuations were losses of $345,000 in the third quarter of 1997 and gains of $161,000 for the comparable quarter of 1996. See "Liquidity and Capital Resources."

        Net income for the three months ended September 30, 1996 included $1,160,000 which represented PXRE's approximately 22.2% equity share of TREX's net earnings before the Merger.

        For the reasons discussed above, net income was $12,198,000 for the third quarter of 1997 compared to net income of $7,615,000 for the corresponding quarter of 1996 as reported, and $12,219,000 for the corresponding quarter of 1996 on a pro forma basis. Fully diluted income per common share before extraordinary loss was $0.89 for the third quarter of 1997 compared to $0.86 for the prior comparable period as reported and $0.84 on a pro forma basis. Fully diluted net income per common share was $0.88 for the third quarter of 1997 compared to $0.86 for the corresponding quarter of 1996 as reported, and $0.84 for the corresponding quarter of 1996 on a pro forma basis based on average shares outstanding of approximately 13,902,600 in the third quarter of 1997, 8,820,100 in the comparable quarter of 1996 as reported, and 14,534,500 in the corresponding quarter of 1996 on a pro forma basis.

PXRE                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CORPORATION           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


COMPARISON OF YEAR-TO-DATE RESULTS FOR
1997 WITH 1996


                                                      Nine Months Ended September 30,
                                                --------------------------------------------
                                                    As Reported                     Pro Forma
                                         ----------------------------------    --------------------
                                                                 Increase                 Increase
                                            1997        1996     (Decrease)     1996      (Decrease)
                                            ----        ----     ----------     ----      ----------
                                                (000's)              %         (000's)        %

      GROSS PREMIUMS WRITTEN             $102,842     $97,934        5.0     $124,431        (17.4)

      CEDED PREMIUMS:
        Managed business participants     14,382       18,408      (21.9)      18,408        (21.9)
        TREX Management Agreement             -0-      17,833        N/A           -0-         N/A
        Catastrophe coverage               5,862        3,823       53.3        4,295         36.5
                                         -------      -------                --------
           Total reinsurance premiums
             ceded                        20,244       40,064      (49.5)      22,703        (10.8)
                                         -------      -------                 --------

      NET PREMIUMS WRITTEN               $82,598      $57,870       42.7     $101,728        (18.8)
                                         =======      =======                ========

      Earned premiums                    $66,783      $54,313       23.0      $94,635        (29.4)
      Revenues                            94,911       71,551       32.6      117,390        (19.1)
      Income before extraordinary loss    37,344       24,110       55.0       36,972          1.0
      Net income                          34,570       24,110       43.4       36,972         (6.5)

      PER SHARE FULLY DILUTED:
        Before extraordinary loss           $2.67       $2.72       (1.8)       $2.54          5.1
        Net income                          $2.47       $2.72       (9.2)       $2.54         (2.8)

      Fully diluted average shares
        outstanding                       14,019        8,851                  14,534



        Net premiums written for the nine months ended September 30, 1997 increased 42.7% to $82,598,000 from $57,870,000 for the corresponding period of 1996 as reported, and decreased 18.8% from $101,728,000 on a pro forma basis in the corresponding period of 1996. Gross premiums written for the nine months of 1997 increased 5.0% to $102,842,000 from $97,934,000 for the comparable period of 1996 as reported, and decreased 17.4% from $124,431,000 on a pro forma basis in the corresponding period of 1996. Net premiums earned for the nine months of 1997 increased 23.0% to $66,783,000 from $54,313,000 in the corresponding period of 1996 as reported, and decreased 29.4% from $94,635,000 in the corresponding period of 1996 on a pro forma basis. Gross written, net written and net earned premiums for the nine months of 1997 declined from prior-year levels on a pro forma basis reflecting a continuation of the increasingly competitive business environment which has marked recent renewal seasons. Lower reinstatement premiums as a result of reduced losses, additional reinsurance purchased at favorable rates, and the accounting effects of experience related contracts also contributed to these declines. PXRE continued its planned response to this increasingly competitive environment by withdrawing capacity from areas of coverage not

PXRE                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CORPORATION           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

offering appropriate compensation for the exposure. Management anticipates that this trend will continue, although business written by PXRE's newly established Lloyd's of London syndicate, PG Butler Syndicate 1224, has partially cushioned reductions elsewhere in PXRE's business.

        Premiums ceded by PXRE to its managed business participants decreased 21.9% to $14,382,000 for the nine months of 1997 compared with $18,408,000 for the corresponding period of 1996. The decrease in premiums ceded to these programs was due to a change in the percentage ceded as agreed with the participants. During the nine months of 1996, before the Merger, PXRE ceded $17,833,000 of premiums to Transnational Reinsurance in lieu of direct reinsurance writings by Transnational Reinsurance. Management fee income from all sources for the nine months ended September 30, 1997 decreased to $2,454,000 from $5,282,000 for the corresponding period of 1996 as reported, and from $3,085,000 for the corresponding period of 1996 on a pro forma basis, reflecting a decline of premiums ceded to managed business participants, as well as management fee income of $2,016,000 earned by PXRE from TREX, before the Merger, in the nine months of 1996 offset in part by more profitable business.

        The loss ratio was 9.6% for the nine months ended September 30, 1997 compared with 27.9% for the corresponding period of 1996 as reported, and 32.2% in the corresponding period of 1996 on a pro forma basis. The loss ratio for the nine months of 1997 reflected a reversal of previously recorded catastrophe losses of $865,000 gross and $541,000 net for 1997 and prior accident years. In comparison, the loss ratio for the nine months of 1996 reflected incurred catastrophe losses of $17,159,000 gross and $8,179,000 net for 1996 and prior accident years as reported, and $20,782,000 gross and $16,333,000 net for 1996 and prior accident years on a pro forma basis.

        Significant catastrophe and risk losses affecting the nine months ended September 30, 1997 loss ratio are as follows:



                                                                 AMOUNT OF LOSSES
                                                                 ----------------
LOSS EVENT                                                  GROSS                    NET
----------                                                  -----                    ---
                                                                    (in thousands)

German, Poland and Czech floods                             $4,220                    $3,534


        Incurred catastrophe losses of $541,000 net for 1997 and prior accident years includes savings on a number of catastrophe losses, which offset, in part, the German, Poland and Czech floods.

PXRE                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CORPORATION           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

        Significant catastrophe and risk losses affecting the same period of 1996 loss ratio are as follows:


                                                AS REPORTED               PRO FORMA
                                                -----------               ---------
                                                           AMOUNT OF LOSSES
                                                           ----------------
LOSS EVENT                                    GROSS        NET          GROSS        NET
----------                                    -----        ---          -----        ---
                                                              (in thousands)

Hurricane Luis                                  $6,931      $2,698       $7,264        $6,381
Hurricane Fran                                   3,943       2,993        5,944         4,993
Three risk losses                                4,743       1,541        6,152         4,701


The provision for losses and loss expenses and the loss ratio includes the effect of foreign exchange movements on PXRE's liability for losses and loss expenses, resulting in a foreign currency exchange gain of $728,000 for the nine months of 1997 compared to a gain of $140,000 for the corresponding period of 1996 as reported, and $190,000 for the corresponding period of 1996 on a pro forma basis.

        During 1997, PXRE experienced savings of $5,185,000 net for prior-year losses and loss expenses primarily related to the Eurotunnel fire and Hurricane Fran where redundant reserves were recognized in the nine months of 1997 of approximately $1,579,000 and $1,473,000, respectively. In addition, prior-year losses originally thought to have triggered market loss coverage thresholds have now proven to be redundant by approximately $1,800,000 resulting in the reversal of recorded losses in the first quarter of 1997. The loss ratio for the comparable period in 1996 was unfavorably affected by increases to reserves of $3,984,000 net for prior-year losses and loss expenses as reported, and $9,533,000 net for prior-year losses and loss expenses on a pro forma basis primarily related to Hurricanes Luis and Marilyn.

        The underwriting expense ratio was 32.5% for the nine months ended September 30, 1997 compared with 24.9% for the comparable quarter of 1996 as reported, and 25.1% for the corresponding period of 1996 on a pro forma basis. As a result of the above, the combined ratio was 42.1% for the nine months of 1997 compared with 52.8% for the corresponding period of 1996 as reported, and 57.3% for the corresponding period of 1996 on a pro forma basis. The increase in underwriting expense ratio was substantially due to the foreign exchange losses discussed below, operations Lloyd's Syndicate, and on a pro forma basis, the decline in premiums earned.

        Other operating expenses increased to $11,848,000 for the nine months ended September 30, 1997 from $9,150,000 in the comparable period of 1996 as reported, and $9,938,000 for the corresponding period of 1996 on a pro forma basis. Included in other operating expenses were foreign currency exchange losses of $1,173,000 for the nine months of 1997 compared to losses of

PXRE                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CORPORATION           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


$61,000 for the corresponding period of 1996 as reported, and $170,000 for the corresponding period of 1996 on a pro forma basis. Operating expenses were $12,697,000 excluding foreign exchange losses and amortization of negative goodwill in the nine months of 1997 compared with $11,791,000 in the nine months of 1996 pro forma results excluding the same items. This increase was primarily due to the addition of the Lloyd's syndicate operation, some non-recurring fees amounting to approximately $500,000 incurred in connection with some new business ventures offset in part, by the expiration of the lease of PXRE's previous corporate headquarters in New York City.

        During the nine months of 1997, interest expense decreased to $2,790,000 as compared to $5,318,000 in the corresponding period in the prior-year as reported following the repurchase of $43.3 million of PXRE's 9.75% Senior Notes in open market purchases through the end of the nine months of 1997. In addition, in the nine months of 1997, PXRE incurred minority interest expense amounting to $5,950,000 related to the $100 million of newly-issued 8.85% TRUPS `sm' (as described below under "Liquidity and Capital Resources").

        In the nine months of 1997, PXRE recorded an extraordinary loss of $2,774,000, net of tax, in connection with the repurchase of $43.3 million of PXRE's 9.75% Senior Notes.

        Net investment income for the nine months ended September 30, 1997 increased 104.2% to $24,859,000 from $12,176,000 for the same period of 1996. The increase in net investment income was caused primarily by $7,394,000 of investment income from Transnational Reinsurance, $2,202,000 from the investment of the net proceeds from the issuance of the Capital Trust Pass-through Securities, $1,130,000 from incremental total return income from higher yielding limited partnership investments from the planned repositioning of the investment portfolio and the remainder from increased average assets. PXRE's pre-tax investment yield was 6.6% for the third quarter of 1997 compared with 6.5% for the corresponding period in 1996 as reported, both calculated using amortized cost and investment income before investment expenses. The increase in yield resulted primarily from the limited partnership investments. Net realized investment gains for the nine months of 1997 were $816,000 compared to losses of $220,000 for the corresponding period of 1996.

        The net effects of foreign currency exchange fluctuations were losses of $445,000 in the nine months ended September 30, 1997, gains of $79,000 for the comparable period of 1996 as reported, and $20,000 for the corresponding period of 1996 on a pro forma basis.

        Net income for the nine months ended September 30, 1996 includes $3,144,000 which represents PXRE's approximately 22.1% equity share of TREX's net earnings before the Merger.

PXRE                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CORPORATION           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


        For the reasons discussed above, net income was $34,570,000 for the nine months ended September 30, 1997 compared to net income of $24,110,000 for the corresponding period of 1996 as reported, and $36,972,000 for the corresponding period of 1996 on a pro forma basis. Fully diluted income per common share before extraordinary loss was $2.67 for the nine months of 1997 compared to $2.72 for the prior comparable period as reported and $2.54 on a pro forma basis. Fully diluted net income per common share was $2.47 for the nine months ended September 30, 1997 compared to $2.72 for the corresponding period of 1996 as reported, and $2.54 for the corresponding period of 1996 on a pro forma basis based on average shares outstanding of approximately 14,019,000 in the nine months of 1997, 8,851,000 in the comparable period of 1996 as reported, and 14,534,500 in the comparable period of 1996 on a pro forma basis.

LIQUIDITY AND CAPITAL RESOURCES

        PXRE relies primarily on cash dividends and net tax allocation payments from its subsidiaries PXRE Reinsurance and Transnational Reinsurance to pay its operating expenses and income taxes, to meet its debt service obligations and to pay dividends to PXRE stockholders. The payment of dividends by PXRE Reinsurance to PXRE and by Transnational Reinsurance to PXRE Reinsurance is subject to limits imposed under the insurance laws and regulations of Connecticut, the state of incorporation and domicile of PXRE Reinsurance and Transnational Reinsurance, as well as certain restrictions arising in connection with PXRE indebtedness discussed below. Under the Connecticut insurance law, the maximum amount of dividends or other distributions that PXRE Reinsurance may declare or pay to PXRE, and that Transnational Reinsurance may declare or pay to PXRE Reinsurance, within any twelve-month period, without regulatory approval, is limited to the lesser of (a) earned surplus or (b) the greater of 10% of policyholders' surplus at December 31 of the preceding year or 100% of net income for the twelve-month period ending December 31 of the preceding year, all determined in accordance with SAP. Accordingly, the Connecticut insurance laws could limit the amount of dividends available for distribution by PXRE Reinsurance or Transnational Reinsurance without prior regulatory approval, depending upon a variety of factors outside the control of PXRE, including the frequency and severity of catastrophe and other loss events and changes in the reinsurance market, in the insurance regulatory environment and in general economic conditions. The maximum amount of dividends or distributions that PXRE Reinsurance may declare and pay in 1997, without regulatory approval, is $51,177,000. The maximum amount of dividends or distributions that Transnational Reinsurance may declare and pay in 1997, without regulatory approval, is $21,874,000. During the nine months of 1997, $5,000,000 was approved and paid by Transnational Reinsurance to PXRE Reinsurance.

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

        On January 29, 1997, PXRE Capital Trust I, a Delaware statutory business trust and a wholly-owned subsidiary of PXRE ("PXRE Capital Trust") issued $100,000,000 principal amount of its 8.85% TRUPS `sm' due February 1, 2027 in an institutional private placement. Proceeds from the sale of these securities were used to purchase PXRE's 8.85% Junior Subordinated Deferrable Interest Debentures due February 1, 2027 (the "Subordinated Debt Securities"). On April 23, 1997, PXRE and PXRE Capital Trust completed the registration with the Securities and Exchange Commission of an exchange offer for these securities and the securities were exchanged for substantially similar securities (the "Capital Securities"). Distributions on the Capital Securities (and interest on the related Subordinated Debt Securities) are payable semi-annually, in arrears, on February 1 and August 1 of each year, commencing August 1, 1997. Minority interest expense, including amortization of debt offering costs, for the third quarter of 1997 in respect of the Capital Securities (and related Subordinated Debt Securities) amounted to approximately $2,231,000. Interest expense, including amortization of offering costs for the institutional private placement, associated with the Capital Securities (and related Subordinated Debt Securities) will amount to approximately $8,187,000 in 1997. On or after February 1, 2007, PXRE has the right to redeem the Subordinated Debt Securities, in whole at any time or in part from time to time, subject to certain conditions, at call prices of 104.180% at February 1, 2007, declining to 100.418% at February 1, 2016, and 100% thereafter. PXRE has the right, at any time, subject to certain conditions, to defer payments of interest on the Subordinated Debt Securities for Extension Periods (as defined in the applicable indenture), each not exceeding 10 consecutive semi-annual periods; provided that no Extension Period may extend beyond the maturity date of the Subordinated Debt Securities. As a consequence of PXRE's extension of the interest payment period on the Subordinated Debt Securities, distributions on the Capital Securities would be deferred (though such distributions would continue to accrue interest at a rate of 8.85% per annum compounded semi-annually). In the event that PXRE exercises its right to extend an interest payment period, then during any Extension Period, subject to certain exceptions, (i) PXRE shall not declare or pay any dividend on, make any distributions with respect to, or

PXRE                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CORPORATION           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


redeem, purchase, acquire or make a liquidation payment with respect to, any of its capital stock or rights to acquire such capital stock or make any guarantee payments (subject to specified exceptions) with respect to the foregoing, and
(ii) PXRE shall not make any payment of interest on, or principal of (or premium, if any, on), or repay, repurchase or redeem, any debt securities issued by PXRE which rank pari passu with or junior to the Subordinated Debt Securities. Upon the termination of any Extension Period and the payment of all amounts then due, PXRE may commence a new Extension Period, subject to certain requirements.

        PXRE expects to use the net proceeds from the sale of the Capital Securities for general corporate purposes, which may include, from time to time, the redemption or the purchase, from time to time, in the open market or in privately negotiated transactions or otherwise, of outstanding indebtedness and common stock of PXRE.

        In August 1993, PXRE completed a public offering of $75,000,000 principal amount of 9.75% Senior Notes due August 15, 2003. Interest is payable on the Senior Notes semi-annually. Interest expense, including amortization of debt offering costs, for the nine months of 1997 in respect of the Senior Notes amounted to approximately $2,790,000. In addition, PXRE incurred an extraordinary loss of $2,774,000, net of tax, associated with the premium paid to acquire $43.3 million of the Senior Notes and the pro rata share of the debt offering costs during the nine months of 1997. Interest expense, including amortization of debt offering costs, associated with the Senior Notes will amount to approximately $3,333,000 for 1997 based on interest expense in the nine months of 1997, as well as the Senior Notes outstanding at September 30, 1997. On and after August 15, 1998, the Senior Notes may be redeemed at the option of PXRE, in whole or in part, at redemption prices (expressed as percentages of the principal amount), plus accrued and unpaid interest to the date fixed for redemption, of 103.656% at August 15, 1998, declining to 100% at August 15, 2001 and thereafter. The Indenture governing the Senior Notes contains covenants which, among other things, limit the ability of PXRE and its Restricted Subsidiaries (including PXRE Reinsurance): (a) to incur additional indebtedness (except for the incurrence of Permitted Indebtedness and the incurrence of other Indebtedness by PXRE in circumstances where no Default or Event of Default exists and the Consolidated Fixed Charge Coverage Ratio of PXRE would be greater than 2:1 after giving effect to the incurrence) and, in the case of the Restricted Subsidiaries, to issue preferred stock; (b) to pay dividends, repurchase stock and to make certain other Restricted Payments (other than, among other things, if no Default or Event of Default exists (x) Restricted Payments after August 31, 1993, not exceeding in the aggregate the sum of $3,000,000 plus 50% of Consolidated Net Income (or minus 100% of any loss) from such date (with certain adjustments), plus the amounts of certain equity proceeds and certain reductions in Investments in Unrestricted Subsidiaries, provided, that at the time of such Restricted Payment the Consolidated Fixed Charge Coverage Ratio is greater than 2.0, and (y) in addition to permitted Restricted Payments referred to in clause (x), the payment of cash dividends on Qualified Capital Stock after August 31, 1993 of up to an aggregate of $6,000,000, provided, that such dividends on common stock do not exceed $0.25 per share in any year); (c) to sell or

PXRE                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CORPORATION           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


permit the issuance of any stock of PXRE Reinsurance or any other Principal Insurance Subsidiary; (d) to sell or transfer other assets (other than for at least Fair Market Value and generally for not less than 75% in cash or Cash Equivalents); (e) to create liens upon the properties or assets of PXRE or its Restricted Subsidiaries; or (f) to engage in any business other than the insurance and reinsurance businesses and other businesses incidental and related thereto. The Indenture also provides that within 30 days after a Change of Control (as defined) of PXRE, PXRE will offer to purchase all the Senior Notes then outstanding at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of such purchase. The consent of holders of PXRE's Senior Notes to certain amendments to the Indenture governing the Senior Notes was obtained in connection with the issuances of the Capital Securities.

        PXRE's Board of Directors has authorized the repurchase of Senior Notes in negotiated or open market transactions. During the nine months of 1997, PXRE or PXRE Reinsurance purchased $43.3 million principal amount of Senior Notes at an average price of 107.4%. The principal amount of Senior Notes outstanding at November 4, 1997 was $21,414,000.

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

PXRE                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CORPORATION           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


        Net cash flow used by operations was $6,970,000 during the third quarter of 1997 compared with net cash flow provided by operations of $9,159,000 during the corresponding period of 1996 as reported, due to the effects of timing of collection of receivables and reinsurance recoverables and payments of losses.

        PXRE's management has established general procedures and guidelines for its investment portfolio and oversees investment management carried out by Phoenix Duff & Phelps Corporation, a public majority-owned subsidiary of Phoenix Home Life Mutual Insurance Company. Although these investment guidelines stress conservation of principal, diversification of risk and liquidity, investments are subject to market-wide risks and fluctuations, as well as to risk inherent in particular securities. At September 30, 1997, PXRE's investment portfolio consisted primarily of fixed maturities and short-term investments. As at September 30, 1997, 88.3% of PXRE's investment portfolio, at fair value, consisted of fixed maturities and short-term investments, while the balance was in equity securities and other invested assets primarily in the form of investments in various mutual funds and limited partnerships. The investment policies and all investments of PXRE are approved by its Board of Directors.

        Of PXRE's fixed maturities portfolio at September 30, 1997, 88.1% of the fair value was in obligations rated "A1" or "A" or better by Moody's Investors Service Inc. or Standard & Poor's, respectively. Mortgage and asset-backed securities accounted for 30.8% of fixed maturities based on fair value at September 30, 1997. PXRE has no investments in real estate or commercial mortgage loans. The average market yield to maturity of PXRE's fixed maturities portfolio at September 30, 1997 and 1996, as reported, was 6.1% and 6.0%, respectively, and 6.0% on a pro forma basis. During the first quarter of 1997, PXRE repositioned a portion of its portfolio out of Treasury, GNMA and short-term investments into new sectors including asset and corporate mortgage-backed securities, emerging markets securities, tax-free municipals and investment grade Yankee bonds. During the second and third quarter of 1997, PXRE further repositioned the portfolio into a number of limited partnership investments and to a lesser extent equity investments.

        Fixed maturity investments are reported at fair value, with the net unrealized gain or loss, net of tax, reported as a separate component of stockholders' equity. PXRE recorded directly to equity a $4,080,000 after-tax unrealized gain in the value of its investment portfolio ($0.30 book value per share) during the nine months ended September 30, 1997 including $2,668,000 ($0.19 book value per share) during the three months ended September 30, 1997, reflecting principally a decrease in interest rates during the period. Short-term investments are carried at amortized cost, which approximates fair value. PXRE's short-term investments, principally high-grade commercial paper and U.S. Treasury bills, were $51,868,000 at September 30, 1997 compared to $59,792,000 at December 31, 1996. The decrease at September 30, 1997 was principally due to the redeployment of cash flow into new sectors.

PXRE                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CORPORATION           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


        Dividends incurred in the nine months ended September 30, 1997 were $8,765,000 compared to $4,734,000 in the corresponding period of 1996, as a result of the increased quarterly dividend from $0.18 to $0.21 in the fourth quarter of 1996, as well as the increased number of outstanding shares following the Merger with TREX. The expected annual dividend based on shares outstanding at September 30, 1997 will be approximately $13,757,538 reflecting a dividend increase to $0.25 per quarter commencing in the fourth quarter of 1997.

        Book value per common share was $27.74 at September 30, 1997.

        As announced in April 1997, PXRE's Board of Directors authorized a new stock repurchase program and 1.7 million of the authorization remains. There were no repurchases of common stock in the third quarter of 1997.

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

        In December 1996, PXRE completed an investment in Lloyd's of London, forming a new syndicate, PG Butler Syndicate 1224, and a presence in London. The new syndicate has an initial capacity to underwrite 'L'35 million in annual premiums ($56.7 million at September 30, 1997 exchange rates). In connection with the capitalization of the syndicate, PXRE has placed on deposit $42,975,000 of U.S. government securities as collateral for Lloyd's. In addition, PXRE issued a letter of credit for the benefit of Lloyd's in the amount of $15,355,000, which is collateralized by U.S. government securities in approximately the same amount. In addition, PXRE has provided a 'L'5,000,000 line of credit to PXRE Managing Agency Limited for liquidity purposes.

PXRE                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CORPORATION           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------



        The Company recently announced the formation of an Excess and Surplus Lines operation, using Transnational Reinsurance (which will be renamed Transnational Insurance Company). Consistent with the PXRE underwriting philosophy, this new venture, with initial capital of $100 million, will specialize in short-tail property type risks to be written as insurance, adhering vigorously to controls of aggregate exposure and recognition of the effects of the insurance cycle on pricing and coverage terms. The Company is in the process of obtaining necessary state and regulatory approvals, designing a reinsurance program and identifying potential sources of business for this operation. Its operations are expected to commence during the first quarter 1998.

        PXRE and Phoenix Home Life Mutual Insurance Company have announced the formation of a joint venture, Cat Bond Investors L.L.C., with initial committed capital of $20 million. The joint venture will specialize in investing in catastrophe bonds with returns that will be determined by insured losses from catastrophic events. Activity to date has primarily involved start-up activities.

        All amounts classified as reinsurance recoverable at September 30, 1997 are considered by management of PXRE to be collectible in all material respects.

INCOME TAXES

        PXRE's effective tax rate for the third quarter of 1997 and 1996 was 32.6% and 31.9% as reported, respectively, which differs from the statutory rate principally due to negative goodwill amortization, state and local taxes and tax-exempt income and in 1996 tax on undistributed earnings of unconsolidated affiliates.

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

               None

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



                                            PXRE CORPORATION



November 13, 1997                           By:\s\ Sanford M. Kimmel
                                               ---------------------
                                            Sanford M. Kimmel
                                            Senior Vice President, Treasurer
                                            and Chief Financial Officer

                          STATEMENT OF DIFFERENCES
                          ------------------------

The checkmark shall be expressed as.....................................   'ch'

The service mark symbol shall be expressed as...........................   'sm'

The British pound sterling sign shall be expressed as...................   'L'