Form 10-K
period 1997-12-31
PXRE CORP
filed 1998-03-25
CIK 799721

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------
                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                         COMMISSION FILE NUMBER 0-15428

                            ------------------------

                                PXRE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            ------------------------

           DELAWARE                                     06-1183996
(STATE OR OTHER JURISDICTION OF             (IRS EMPLOYER IDENTIFICATION NUMBER)
INCORPORATION OR ORGANIZATION)

                      399 THORNALL STREET, 14TH FLOOR
                              EDISON, NJ 08837
                         TELEPHONE: (732) 906-8100
     (ADDRESS INCLUDING ZIP CODE, AND TELEPHONE NUMBER, INCLUDING AREA CODE
               OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                    Common Stock, par value $0.01 per share

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      None

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes [x]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 20, 1998 computed by reference to the closing price of such common equity as of the close of business on March 20, 1998 was $414,767,713. As of March 20, 1998, 13,796,847 shares of the registrant's common stock were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Part III    Portions of PXRE Corporation's definitive Proxy Statement for the
              Annual Meeting of Shareholders to be held on June 4, 1998.
Part IV     Portions of PXRE Corporation's Proxy Statement dated April 30, 1997.
Part IV     Portions of PXRE Corporation's Proxy Statement dated May 3, 1995.
Part IV     Portions of PXRE Corporation's Proxy Statement dated April 23, 1993
Part IV     Portions of PXRE Corporation's Proxy Statement dated April 12, 1991.
Part IV     Portions of PXRE Corporation's Proxy Statement dated April 13, 1990.

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

     PXRE Corporation ('PXRE'), through its wholly-owned subsidiary PXRE Reinsurance Company ('PXRE Reinsurance'), provides reinsurance products and services to a national and international marketplace, with principal emphasis on commercial and personal property risks and marine and aerospace risks, and with a particular focus on catastrophe-related coverages. PXRE solicits its treaty and facultative reinsurance business from the worldwide brokerage market. PXRE also employs its property reinsurance underwriting expertise and generates management fee income by managing business for other insurers and reinsurers. See 'Business -- Retrocession Agreements.'

     PXRE was organized in July 1986 as a Delaware corporation by Phoenix Home Life Mutual Insurance Company ('Phoenix Home Life') to succeed, through PXRE Reinsurance, to the property and casualty reinsurance business carried on since 1982 by Phoenix General Insurance Company, formerly a wholly-owned subsidiary of Phoenix Home Life. As of March 20, 1998, Phoenix Home Life owned less than 5% of the outstanding common stock of PXRE.

     In November 1993, PXRE sponsored the initial public offering of Transnational Re Corporation ('TREX') to raise capital and take advantage of favorable conditions in the worldwide retrocessional reinsurance market. PXRE, through PXRE Reinsurance, retained a 21% ownership position in TREX and had responsibility for the day-to-day operations of TREX, including all the reinsurance operations of its subsidiary, Transnational Reinsurance Company ('Transnational Reinsurance'). TREX and Transnational Reinsurance had no paid employees.

     On December 11, 1996, PXRE completed the merger of TREX with and into PXRE (the 'Merger'), pursuant to which each share of common stock of TREX was converted into the right to receive 1.0575 shares of PXRE common stock. The Merger resulted from the realization by the management and Boards of Directors of both PXRE and TREX that conditions had become more competitive in the retrocessional reinsurance marketplace, and that the reinsurance markets, rating agencies and the capital markets were placing increased importance on the size and financial strength of reinsurance companies, which size and financial strength would be augmented by the Merger. Following the Merger, Transnational Reinsurance became a wholly-owned subsidiary of PXRE Reinsurance. The Merger has been accounted for using the purchase method of accounting; therefore net income of TREX (including Transnational Reinsurance) has been included in PXRE's consolidated results of operations from the date of the Merger.

     In December 1996, PXRE completed an investment in Lloyd's of London, forming a new syndicate, PG Butler Syndicate 1224, and a presence in London. The new syndicate has an initial capacity to underwrite `L'35 million in annual premiums ($57.4 million at December 31, 1997 exchange rates). Underwriting premium volume and loss experience related to Syndicate 1224's different mix of business is included in the consolidated results on a one quarter lag basis, commencing in the quarter ended June 30, 1997. See
'Business -- Lloyd's Syndicate 1224.'

     In September 1997, PXRE and Phoenix Home Life completed the formation of a joint venture, Cat Bond Investors L.L.C. ('Cat Bond Investors'), with an initial committed capital of $20 million. The joint venture specializes in investing in instruments the returns on which are determined, in whole or in part, by the nature, magnitude and/or effect of certain catastrophic events or meteorological conditions.

     In November 1997, PXRE announced the formation of an excess and surplus lines operation which will specialize in short-tail property type risks to be written as insurance in Transnational Insurance Company ('Transnational Insurance'), formerly Transnational Reinsurance. This new venture, with initial capital of approximately $100 million, is expected to commence its operations during the first quarter of 1998.

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

     Retrocessional reinsurance is reinsurance provided by one reinsurer (the retrocessionaire) to another reinsurer (the ceding company or retrocedent) who purchases retrocessional reinsurance for reasons similar to those that cause a primary insurer to purchase reinsurance: principally to reduce its liability on individual risks, to protect itself against catastrophic losses and to maintain acceptable regulatory ratios. In consideration for providing reinsurance, a retrocessionaire receives a share of the premiums written by the ceding company. While PXRE's retrocessional coverage focuses on the property market, PXRE also writes marine and aerospace retrocessional reinsurance.

CORPORATE STRATEGY

     PXRE's strategy is to commit and withhold its underwriting capacity and to alter its mix of business to concentrate its underwriting capacity at any given point in time on those types of business where management believes that above average underwriting results can be achieved, and to supplement its underwriting commitments and generate management fee income by managing business for other insurers and reinsurers.

     PXRE has been pursuing a strategy of focusing on catastrophe-related coverages in both the national and international markets. Catastrophe-related coverages include catastrophe coverage provided to ceding insurance companies and retrocessional catastrophe coverage provided to other reinsurers. Catastrophe-related coverages have represented approximately 68% of PXRE's gross premiums written as reported during the past three fiscal years. Gross premiums written are considered domestic (or national) when they represent U.S. based risks written by U.S. based reinsureds. All other gross premiums written are considered international (principally the United Kingdom, Continental Europe, Australia and Asia). Domestic gross premiums written represented approximately 27%, 29% and 29% of total gross premiums written for 1997, 1996 and 1995, respectively, while international gross premiums written represented 73%, 71% and 71% of total gross premiums written for those respective periods. See Note 12 of Notes to Consolidated Financial Statements.

     PXRE has also been diversifying its sources of business and the types of risks it underwrites. PXRE's new Lloyd's Syndicate 1224 has an initial capacity to underwrite `L'35 million in annual premiums ($57.4 million at December 31, 1997 exchange rates), although in the current competitive environment the syndicate is not expected to utilize its full underwriting capacity.
Syndicate 1224 writes short-tail excess of loss medical coverages and personal accident business as well as catastrophe-related coverages, marine and aerospace reinsurance and facultative reinsurance. Transnational Insurance, PXRE's new excess and surplus lines operation, is expected to commence operations during the first quarter of 1998, specializing in short-tail property type risks to be written as insurance.

     In addition, PXRE has been utilizing its experience with traditional reinsurance products to evaluate, and where appropriate invest in, through Cat Bond Investors and otherwise, innovative new products which bring together capital markets and reinsurance experience.

     PXRE's strategy also encompasses repositioning its investment portfolio in response to market conditions. Consistent with the foregoing, and in light of the increasingly competitive reinsurance environment, PXRE has been repositioning its investment portfolio out of U.S. Treasury, GNMA and short-term investments into new sectors believed by management to possess greater total return potential.

BUSINESS WRITTEN

     Substantially all of the reinsurance that PXRE currently writes is on property risks, both commercial and personal, and marine and aerospace risks. (Although PXRE has written some casualty reinsurance in the past, it substantially reduced its writing of such reinsurance in 1986 and currently confines its casualty reinsurance activities to the marine and aerospace business.) Catastrophe coverage by its nature protects both commercial and personal property risks since such coverage protects a ceding company from an accumulation of individual losses (commercial and personal) arising from a catastrophic event. The majority of PXRE's pro rata and risk excess business is written on commercial property risks.

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

     PXRE's mix of business on a gross premiums written basis is set forth in the following table for the periods indicated:

                     DISTRIBUTION OF GROSS PREMIUMS WRITTEN

                                                                 YEAR ENDED DECEMBER 31,
                                   ------------------------------------------------------------------------------------
                                                 AS REPORTED                      PRO FORMA(1)          AS REPORTED
                                   ----------------------------------------    ------------------    ------------------
                                          1997                  1996                  1996                  1995
                                   ------------------    ------------------    ------------------    ------------------
TYPE OF BUSINESS                    AMOUNT    PERCENT     AMOUNT    PERCENT     AMOUNT    PERCENT     AMOUNT    PERCENT
---------------------------------- --------   -------    --------   -------    --------   -------    --------   -------
                                                            (IN THOUSANDS, EXCEPT PERCENTAGES)
Reinsurance:
Treaty:
    Catastrophe-Related........... $ 85,285     67.6%    $ 78,013     68.2%    $100,589     69.8%    $105,985     68.2%
    Marine & Aerospace............   11,408      9.0       15,619     13.7       19,644     13.6       26,155     16.8
    Risk Excess...................   11,592      9.2        9,278      8.1       12,316      8.6       10,894      7.0
    Medical and Other.............    4,328      3.4        --        --          --        --          --        --
    Pro Rata......................    3,305      2.6        3,126      2.7        3,126      2.2        3,427      2.2
Facultative.......................   10,314      8.2        8,312      7.3        8,312      5.8        8.919      5.8
                                   --------   -------    --------   -------    --------   -------    --------   -------
          Total................... $126,232    100.0%    $114,348    100.0%    $143,987    100.0%    $155,380    100.0%
                                   --------   -------    --------   -------    --------   -------    --------   -------
                                   --------   -------    --------   -------    --------   -------    --------   -------

------------

(1) As previously reported, PXRE and TREX merged on December 11, 1996. Results for 1997 therefore reflect the consolidated operations and business of PXRE and TREX combined, whereas the 1996 results under purchase accounting reflect the historical results of PXRE as reported, excluding TREX prior to December 11, 1996. For comparative purposes the distribution of gross premiums written is also presented for 1996 as if PXRE and TREX had merged at January 1, 1996.

     Although catastrophe-related coverages experienced substantial improvements in pricing and other terms following high levels of catastrophic loss activity experienced by the worldwide reinsurance industry, coverage terms have been deteriorating since the beginning of 1995. In response, PXRE has been moving to layers of risk that are less affected by competitive pressures, or reducing commitments when necessary, which has resulted in the contraction in premium volume for catastrophe-related coverages since 1995.

     PXRE also writes marine and aerospace reinsurance, although its premium volume for these coverages has been contracting since 1995 in response to increasing competition.

     Medical and other constitutes a new line of business derived from PXRE's Lloyd's Syndicate. Medical consists of short tail excess of loss coverage, providing protection primarily to U.S. based employer trusts against large individual claims or an abnormal frequency of claims. "Other" is personal accident policies sold primarily to individuals or groups in white-collar occupations, but could include occupational accident carveout reinsurance.

     Management has decided to deemphasize pro rata and risk excess business because competition among reinsurers for such business and the levels of premium rates charged by primary insurers for property insurance have adversely impacted the profitability of such business.

In addition, pro rata and risk excess business incurred substantial losses from Hurricane Andrew, reflecting the vulnerability of these lines of business to a major catastrophic event.

     Facultative reinsurance premium volume has not changed significantly during the period and represented approximately 8% of PXRE's gross premiums written for 1997, compared to 7% (6% on a pro forma basis) in 1996 and 6% in 1995, due to increased premium volume in 1997 from PXRE's new Lloyd's Syndicate and to the contraction in premium volumes of other types of business.

RETROCESSIONAL AGREEMENTS

     The following table sets forth certain information regarding the volume of premiums PXRE has ceded to other reinsurers pursuant to retrocessional agreements for the periods indicated:

                                                                             YEAR ENDED DECEMBER 31,
                                                               ---------------------------------------------------
                                                                   AS REPORTED         PRO FORMA(1)    AS REPORTED
                                                               --------------------    ------------    -----------
                                                                 1997        1996          1996           1995
                                                               --------    --------    ------------    -----------
                                                                                 (IN THOUSANDS)
Gross premiums written......................................   $126,232    $114,348      $143,987        $155,380
Reinsurance premiums ceded:
     Managed business participants..........................     16,534      21,238        21,238          26,774
     Catastrophe coverage...................................      9,643       5,427         6,145           6,180
     TREX Management Agreement(2)...........................          0      19,965             0          24,790
                                                               --------    --------    ------------    -----------
          Total reinsurance premiums ceded..................     26,177      46,630        27,383          57,744
                                                               --------    --------    ------------    -----------
Net premiums written........................................   $100,055    $ 67,718      $116,604        $ 97,636
                                                               --------    --------    ------------    -----------
                                                               --------    --------    ------------    -----------

------------

(1) As previously reported, PXRE and TREX merged on December 11, 1996. Results for 1997 therefore reflect the consolidated operations and business of PXRE and TREX combined, whereas the 1996 results under purchase accounting reflect the historical results of PXRE as reported, excluding TREX prior to December 11, 1996. For comparative purposes the volume of premiums PXRE ceded to other reinsurers is also presented for 1996 as if PXRE and TREX had merged at January 1, 1996.

(2) Consists of premiums written by PXRE and retroceded to Transnational Reinsurance as required by the management agreement to which such companies were parties prior to the Merger. See 'Business -- TREX Management Agreement.'

                            ---------------------------

     PXRE has been able to increase its underwriting commitments and to generate management fee income by retroceding some of its underwritten risks to other reinsurers through various retrocessional arrangements whereby it manages business for such participants. In 1997, PXRE was a party to three such arrangements. The first such arrangement, which is subject to renewal each January 1 and which has been renewed effective January 1, 1998, is referred to as the AMA. The AMA is a pool consisting of a number of insurance companies
(the 'Pool'), for which PXRE
acts as reinsurance manager. In 1997, the Pool was comprised of Merrimack
Mutual Fire Insurance Company, Pennsylvania Lumbermens Mutual Insurance Company, NRMA Insurance Limited and Auto-Owners Insurance Company. It is PXRE's policy that in order to join the Pool, companies must have a rating by A.M. Best Company, Inc. ('A.M. Best') of 'A-' or better, other than foreign companies, most of which (including the foreign participant in the AMA) are not rated by A.M. Best, an independent insurance industry rating organization which rates insurance companies upon factors of concern to policyholders. Under the terms of the agreements governing the Pool, if a participating company's rating falls below 'A-', it generally will be required to withdraw from the Pool in the following year. PXRE receives, as reinsurance manager, a commission of 5% of premiums ceded, as well as a contingent profit commission equal to a percentage of any ultimate underwriting profits in connection with the reinsurance ceded. The contingent profit commission is paid over a three-year period and is subject to adjustment based on cumulative experience.

     The second such retrocessional arrangement, which was renewed effective January 1, 1998, is with Trenwick America Reinsurance Corporation ('Trenwick Group'). PXRE receives, as reinsurance manager, a management fee of 5% of premiums ceded, as well as a contingent profit commission equal to a percentage of any ultimate underwriting profits in connection with the reinsurance ceded. The contingent profit commission is paid over a three-year period and is subject to adjustment based on cumulative experience. Trenwick Group is currently rated 'A+ (Superior)' by A.M. Best.

     The third such retrocessional arrangement is with Select Reinsurance Ltd., a Bermuda reinsurer, formerly Investors Reinsurance Ltd., a Barbados reinsurer ('Select Re'), pursuant to which PXRE has agreed to offer to cede to Select Re a quota share of PXRE's business and may offer to cede to Select Re additional risks underwritten by PXRE. Pursuant to this arrangement, PXRE receives an override commission of 4.2% (5% commencing in 1998) of premiums ceded as well as a profit commission equal to a percentage of the net profits in respect of the reinsurance ceded. Because Select Re is not licensed in any jurisdiction in the United States, the retrocessional arrangement provides that a trust fund, letters of credit and other security arrangements satisfactory to PXRE be established by Select Re for the benefit of PXRE to secure Select Re's obligations.

     The following table sets forth PXRE's earned commissions from retrocessionaires pursuant to its three managed business arrangements (not including Transnational Reinsurance) for the periods indicated:

                                                                               YEAR ENDED DECEMBER 31,
                                                                              --------------------------
                                                                               1997      1996      1995
                                                                              ------    ------    ------
                                                                                    (IN THOUSANDS)
Commission.................................................................   $  879    $1,043    $1,376
Contingent profit commission(1)............................................    2,127     2,477     1,515
                                                                              ------    ------    ------
     Total.................................................................   $3,006    $3,520    $2,891
                                                                              ------    ------    ------
                                                                              ------    ------    ------

------------

(1) Contingent profit commission is paid over a three-year period and is subject to adjustment based on cumulative experience under the AMA and Trenwick Group arrangements and is paid annually under the arrangement with Select Re.
                            ------------------------

     PXRE also purchases catastrophe retrocessional coverage for its own protection, depending on market conditions. PXRE increased its purchases of such coverage in 1997 in light of the continued general deterioration in catastrophe reinsurance pricing and the opportunity to buy protection at more favorable terms than in prior years.

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

     At December 31, 1997, estimated losses recoverable (including incurred but not reported losses) from retrocessionaires were $14,242,000 including $1,509,000 of paid loss recoverables. Since its inception, PXRE has had minimal amounts of uncollectible reinsurance. It may not be appropriate to extrapolate future experience from such historical experience. In the event that retrocessionaires are unable to meet their contractual obligations, PXRE would be liable for such defaulted amounts.

LLOYD'S SYNDICATE 1224

     In December 1996, PXRE completed an investment in Lloyd's of London, forming a new syndicate, PG Butler Syndicate 1224, and a presence in London. The new syndicate has an initial capacity to underwrite `L'35 million in annual premiums ($57.4 million at December 31, 1997 exchange rates). Syndicate 1224 has its own underwriting team and writes short-tail excess of loss medical coverages and personal accident business as well as catastrophe-related coverages, marine and aerospace reinsurance and facultative reinsurance. PXRE Managing Agency Limited ('PXRE Managing Agency') the managing agent of PXRE Limited, which carries on business as a corporate member of Lloyds and sole member of Syndicate 1224, has contracted with third party vendors to provide corporate management and investment services. See 'Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources.'

TREX MANAGEMENT AGREEMENT

     From November 8, 1993 until the Merger, PXRE Reinsurance was party to a management agreement (the 'TREX Management Agreement') with TREX and Transnational Reinsurance.

     Under the terms of the TREX Management Agreement, PXRE Reinsurance had responsibility for the day-to-day operations of TREX and Transnational Reinsurance, including all the reinsurance operations of Transnational Reinsurance. TREX and Transnational Reinsurance had no paid employees.

     Under the terms of the TREX Management Agreement, Transnational Reinsurance shared in certain specified business of PXRE classified as property retrocessional reinsurance business, marine and aerospace retrocessional reinsurance or marine and aerospace reinsurance and facultative reinsurance.

     Transnational Reinsurance paid PXRE Reinsurance an annual basic management fee under the TREX Management Agreement equal to 5% of gross premiums written (including reinstatement premiums less return premiums) of Transnational Reinsurance as reflected in Transnational Reinsurance's statutory quarterly and annual statements filed with state insurance authorities. TREX and Transnational Reinsurance also paid all expenses directly attributable to them. PXRE's earned management fees from Transnational Reinsurance pursuant to the TREX Management Agreement were $2,512,000 and $3,526,000 for 1996 and 1995, respectively.

LOSS LIABILITIES AND CLAIMS

     PXRE establishes losses and loss expense liabilities (to cover expenses related to settling claims, including legal and other fees) to provide for the ultimate cost of settlement and administration of claims for losses, including claims that have been reported to it by its reinsureds and claims for losses that have occurred but have not yet been reported to PXRE. Under United States generally accepted accounting principles ('GAAP'), PXRE is not permitted to establish loss reserves until an event which may give rise to a claim occurs.

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

     The following table provides a reconciliation of beginning and ending loss and loss expense liabilities under GAAP for the fiscal years ended December 31, 1997, 1996 and 1995. PXRE does not discount such liabilities; that is, it does not calculate them on a present value basis.

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                    -----------------------------
                                                                                     1997       1996       1995
                                                                                    -------    -------    -------
                                                                                           (IN THOUSANDS)
Gross GAAP liability for losses and loss expenses at beginning of year...........   $70,978    $72,719    $81,836
Add: Gross provision for losses and loss expenses --
     Occurring in current year...................................................    19,344     27,327     43,388
     Occurring in prior years....................................................    (4,721)    10,510      5,982
                                                                                    -------    -------    -------
          Total gross provision(1)...............................................    14,623     37,837     49,370
                                                                                    -------    -------    -------
Less: Gross payments for losses and loss expenses --
     Occurring in current year...................................................     4,705      6,469     16,886
     Occurring in prior years....................................................    23,707     42,698     41,601
                                                                                    -------    -------    -------
          Total gross payments...................................................    28,412     49,167     58,487
                                                                                    -------    -------    -------
Gross GAAP liability for losses and loss expenses at end of year.................   $57,189    $61,389    $72,719
Add: Gross reserves of TREX at date of Merger(2).................................     --         9,589      --
                                                                                    -------    -------    -------
          Total gross liability..................................................   $57,189    $70,978    $72,719
                                                                                    -------    -------    -------
                                                                                    -------    -------    -------
Ceded GAAP liability for losses and loss expenses at end of year.................   (12,734)   (27,154)   (28,295)
                                                                                    -------    -------    -------
Net GAAP liability for losses and loss expenses at end of year...................   $44,455    $43,824    $44,424
                                                                                    -------    -------    -------
                                                                                    -------    -------    -------
Foreign currency adjustment......................................................       482       (145)       (86)
                                                                                    -------    -------    -------
                                                                                    -------    -------    -------
Gross SAP liability for losses and loss expenses at end of year..................   $57,671    $70,833    $72,633
                                                                                    -------    -------    -------
                                                                                    -------    -------    -------

------------

(1) The GAAP provision for losses and loss expenses includes net foreign currency exchange gains (losses) of $627,000, ($41,000) and $39,000 for 1997, 1996 and 1995, respectively.

(2) Liabilities assumed from TREX at December 11, 1996.

                            ---------------------------

     The following table presents the development of PXRE's GAAP balance sheet liability for losses and loss expenses for the period 1987 through 1997 for PXRE and its predecessor. The top line of the table shows the liabilities at the balance sheet date for each of the indicated years. This reflects the estimated amounts of losses and loss expenses for claims arising in that year and all prior years that are unpaid at the balance sheet date, including losses incurred but not yet reported to PXRE. The upper portion of the table shows the cumulative amounts subsequently paid as of successive years with respect to the liability. The lower portion of the table shows the reestimated amount of previously recorded liability based on experience as of the end of each succeeding year. The estimates change as more information becomes known about the frequency and severity of claims for individual years. A redundancy (deficiency) exists when the reestimated liability at each December 31 is less (greater) than the prior liability estimate. The 'cumulative redundancy

(deficiency)' depicted in the table, for any particular calendar year, represents the aggregate change in the initial estimates over all subsequent calendar years.

     Each amount in the table below includes the effects of all changes in amounts for prior periods. For example, if a loss determined in 1991 to be $150,000 was first reserved in 1988 at $100,000, the $50,000 deficiency (actual loss minus original estimate) would be included in the cumulative redundancy (deficiency) in each of the years 1988-1990 shown below. This table does not present accident or policy year development data.

     Loss and loss expense liabilities for fiscal years 1991 through 1997 are presented on a gross basis (excluding the effects of losses recoverable from retrocessionaires). Loss and loss expense liabilities for December 31, 1990 and prior periods are stated on a net basis (after deduction for losses recoverable from retrocessionaires) because gross incurred but not reported liability data were not developed by PXRE at any date prior to December 31, 1991 as it was not required for statutory reporting purposes. Furthermore, it is not practicable for PXRE currently to reconstruct this information.

                                                               YEAR ENDED DECEMBER 31,
                          --------------------------------------------------------------------------------------------------
                           1997     1996     1995     1994     1993      1992     1991     1990     1989     1988     1987
                          -------  -------  -------  -------  -------  --------  -------  -------  -------  -------  -------
                                                          (IN THOUSANDS, EXCEPT PERCENTAGES)
Liabilities for losses
  and loss expenses...... $57,189  $61,389  $72,719  $81,836  $71,442  $ 88,668  $62,664  $31,632  $37,963  $34,627  $30,301
Cumulative amount of
  liability paid through:
    One year later.......           23,708   42,698   41,601   37,820    59,773   35,575   15,688   18,421   16,183   11,416
    Two years later......                    55,620   58,968   54,400    79,926   48,393   25,466   28,178   21,597   19,107
    Three years later....                             67,630   60,850    89,519   52,301   29,066   31,852   23,779   20,673
    Four years later.....                                      64,566    94,261   55,022   30,117   33,980   24,689   21,280
    Five years later.....                                                96,895   56,976   31,528   34,434   25,980   21,783
    Six years later......                                                         58,822   32,137   35,408   26,085   22,632
    Seven years later....                                                                  33,202   36,003   26,531   22,724
    Eight years later....                                                                           36,980   27,167   22,955
    Nine years later.....                                                                                    27,378   23,435
    Ten years later......                                                                                             23,466
Liabilities reestimated
  as of:
    One year later.......           66,257   83,228   87,818   78,188   101,423   67,165   33,874   37,211   31,863   28,663
    Two years later......                    85,162   87,750   76,902   103,632   62,262   33,726   37,800   29,506   26,765
    Three years later....                             90,409   74,683   105,165   62,827   33,488   36,588   27,944   25,354
    Four years later.....                                      75,392   103,801   63,032   33,682   36,881   27,480   23,829
    Five years later.....                                               104,330   62,593   34,310   37,023   27,751   23,604
    Six years later......                                                         63,632   33,777   37,667   27,878   23,874
    Seven years later....                                                                  34,714   37,166   28,063   23,898
    Eight years later....                                                                           37,998   27,959   24,018
    Nine years later.....                                                                                    28,065   23,954
    Ten years later......                                                                                             23,946
Gross reserves of TREX at
  date of merger.........            9,589    5,242    2,067       26
Gross cumulative
  redundancy (deficiency)
  through December 31,
  1997:
    Amount...............            4,721   (7,201)  (6,506)  (3,924)  (15,662)    (968)      NA       NA       NA       NA
    Percentage...........               7%      (9%)     (8%)     (5%)     (18%)     (2%)      NA       NA       NA       NA
    Retrocessional
      recoveries.........             (804)   6,715    2,220    1,650     3,179   (1,720)      NA       NA       NA       NA
Net cumulative redundancy
  (deficiency) through
  December 31, 1997:
                          -------  -------  -------  -------  -------  --------  -------  -------  -------  -------  -------
    Amount...............            3,917     (486)  (4,286)  (2,274)  (12,483)  (2,688)  (3,082)     (35)   6,562    6,355
    Percentage...........               7%      (1%)     (8%)     (5%)     (35%)     (7%)    (10%)       0%     19%      21%

     During 1997, PXRE experienced savings of $3,917,000 net, for prior-year loss and loss expenses primarily related to the Eurotunnel fire and Hurricane Fran where redundant reserves were recognized in 1997 of approximately $1,644,000 and $1,440,000, respectively. In addition, included in the savings of $3,917,000 were prior-year losses originally thought to have triggered market loss coverage thresholds which have proven to be redundant by approximately $1,800,000 offset, in part, by development on prior-year facultative losses.

     During 1996, PXRE incurred development from prior year losses amounting to $3,249,000 primarily due to Hurricanes Marilyn and Luis. During 1995, PXRE incurred development from prior year losses amounting to $4,311,000 primarily as a result of losses from the Northridge earthquake. During 1994, PXRE incurred development from prior year losses amounting to $3,261,000 primarily as a result of marine pro rata losses and 1993 Midwest flood activity. During 1993, PXRE's management strengthened the liability for incurred but not reported losses occurring in prior years by $10,499,000, of which approximately $5,394,000 was the result of additional information received with respect to Hurricanes Andrew and Iniki and approximately $3,330,000 was the result of losses under a number of pro rata reinsurance treaties. During 1992, PXRE's management strengthened the liability for incurred but not reported losses occurring in prior years by $2,355,000 of which $2,036,000 was the result of additional information received with respect to losses under a number of pro rata reinsurance treaties. In 1991, PXRE's management strengthened the liability for losses and loss expenses occurring in prior years by $2,242,000, of which $1,196,000 was due to unfavorable development experienced on PXRE's marine and aerospace reinsurance business. PXRE commenced writing marine and aerospace reinsurance in 1988 and estimated the amounts of losses and loss expenses for claims on such business during 1988 and subsequent periods based on cumulative experience as of such time. As more information became available, prior estimates were revised. Approximately $740,000 of the balance of the liability strengthening in 1991 was attributable to changes in 1991 in the loss amounts applicable to catastrophes which occurred in 1989 and 1990, years impacted by high levels of catastrophe loss activity.

     Management of PXRE believes that the cumulative reserve redundancy in 1997 demonstrated by the above table, and that the strengthening of reserves in fiscal years 1991 through 1996, is attributable to the factors described above and not to any material changes in reserving methods or assumptions. Management of PXRE further believes that the cumulative reserve redundancies in 1987 and 1988 demonstrated by the above table was attributable principally to significant changes in primary insurance rates commencing in 1986 and a favorable change in loss activity during the period.

     PXRE's management believes that its overall liability for losses and loss expenses at December 31, 1997 is adequate. In contrast to casualty losses, which frequently are slow to be reported and may be determined only through the lengthy, unpredictable process of litigation, property losses tend to be reported more promptly and usually are settled within a shorter time period. However, the estimation of losses for catastrophe reinsurers is inherently less reliable than for reinsurers of risks which have an established historical pattern of losses. In addition, insured events which occur near the end of a reporting period, as well as, with respect to PXRE's retrocessional book of business, the significant delay in losses being reported to insurance carriers, reinsurers and finally retrocessionaires, require PXRE to make estimates of losses based on limited information from ceding companies and based on its own underwriting data. Because of the inherent uncertainty in the reserving process, as well as PXRE's writings of a small amount of casualty reinsurance, there is a risk that PXRE's liability for losses and loss expenses could prove to be inadequate in any year, with a consequent adverse impact on future earnings and stockholders' equity. Moreover, such risk could be exacerbated to the extent management of PXRE forgoes catastrophe retrocessional coverage. Also, conditions and trends that have affected reserve development in the past may not necessarily occur in the future. Accordingly, it would not be appropriate to extrapolate future redundancies or deficiencies based on the foregoing.

INVESTMENTS

     PXRE's management has established general procedures and guidelines for its investment portfolio and oversees investment management carried out primarily by Phoenix Duff & Phelps Corporation ('Phoenix Duff & Phelps'), a public majority-owned subsidiary of Phoenix Home Life. Although these investment guidelines stress conservation of principal, diversification of risk, and liquidity, PXRE's invested assets include equities and investments in limited partnerships, and PXRE's investments are subject to market-wide risks and fluctuations, as well as to risk inherent in particular securities. As at December 31, 1997, PXRE's investment portfolio consisted primarily of fixed maturities and short-term investments. In 1994, PXRE's Board of Directors approved a resolution allowing PXRE to invest up to 15% of its consolidated net worth in equities. As at December 31, 1997, PXRE had invested $21,049,000 in equity securities. PXRE also held $42,857,000 of other invested assets at December 31, 1997 comprised of investments in various limited partnerships accounted for under the equity method. The investment policies and all investments of PXRE are approved by its Board of Directors.

     The following table summarizes the investments of PXRE at December 31, 1997 and 1996:

                            ANALYSIS OF INVESTMENTS

                                                                          DECEMBER 31, 1997      DECEMBER 31, 1996
                                                                         -------------------    -------------------
                                                                          AMOUNT     PERCENT     AMOUNT     PERCENT
                                                                         --------    -------    --------    -------
                                                                             (IN THOUSANDS, EXCEPT PERCENTAGES)
Fixed maturities (at amortized cost):
     United States government securities..............................   $165,576      32.2%    $180,519      39.2%
     Foreign government securities....................................     28,112       5.5        --         --
     United States government agency mortgage and asset-backed
       securities.....................................................     24,095       4.7       87,861      19.1
     Other mortgage and asset-backed securities.......................     72,200      14.1       55,314      12.0
     Obligations of states and political subdivisions.................    104,001      20.2       70,268      15.2
     Public utilities, industrial and miscellaneous securities........      5,161       1.0        --         --
                                                                         --------    -------    --------    -------
          Total fixed maturities......................................    399,145      77.7      393,962      85.5
Equity securities (at cost)...........................................     21,049       4.1        6,850       1.5
Short-term investments (at cost)......................................     51,049       9.9       59,792      13.0
Other invested assets (at cost).......................................     42,375       8.3        --         --
                                                                         --------    -------    --------    -------
          Total investments...........................................   $513,618     100.0%    $460,604     100.0%
                                                                         --------    -------    --------    -------
                                                                         --------    -------    --------    -------

     The following table indicates the composition of PXRE's fixed maturity investments (at amortized cost), including short-term investments, by time to maturity at December 31, 1997 and 1996:

                     COMPOSITION OF INVESTMENTS BY MATURITY

                                                                          DECEMBER 31, 1997      DECEMBER 31, 1996
                                                                         -------------------    -------------------
MATURITY(1)                                                               AMOUNT     PERCENT     AMOUNT     PERCENT
----------------------------------------------------------------------   --------    -------    --------    -------
                                                                             (IN THOUSANDS, EXCEPT PERCENTAGES)
One year or less......................................................   $100,892      22.4%    $ 89,868      19.8%
Over 1 year through 5 years...........................................    149,944      33.3      151,500      33.4
Over 5 years through 10 years.........................................     57,660      12.8       58,449      12.9
Over 10 years through 20 years........................................     20,223       4.5       10,762       2.4
Over 20 years.........................................................     25,180       5.6        --         --
                                                                         --------    -------    --------    -------
                                                                          353,899      78.6      310,579      68.5
United States government agency and other mortgage and asset-backed
  securities..........................................................     96,295      21.4      143,175      31.5
                                                                         --------    -------    --------    -------
          Total.......................................................   $450,194     100.0%    $453,754     100.0%
                                                                         --------    -------    --------    -------
                                                                         --------    -------    --------    -------

------------

(1) Based on stated maturity dates with no prepayment assumptions.

     The average market yield to maturity of PXRE's fixed maturities portfolio at December 31, 1997 and December 31, 1996 was 6.1% and 5.7%, respectively. At December 31, 1997, the fair value of PXRE's fixed maturities portfolio exceeded its amortized cost by $6,805,000. At December 31, 1996, the fair value of PXRE's fixed maturities portfolio exceeded its amortized cost by $589,000.

     The following table indicates the composition of PXRE's fixed maturities portfolio (at amortized cost), excluding short-term investments, by rating at December 31, 1997 and 1996:

              COMPOSITION OF FIXED MATURITIES PORTFOLIO BY RATING

                                                                          DECEMBER 31, 1997      DECEMBER 31, 1996
                                                                         -------------------    -------------------
RATINGS(1)                                                                AMOUNT     PERCENT     AMOUNT     PERCENT
----------------------------------------------------------------------   --------    -------    --------    -------
                                                                             (IN THOUSANDS, EXCEPT PERCENTAGES)
United States government securities...................................   $165,576      41.5%    $180,519      45.8%
United States government agency mortgage and asset-backed
  securities..........................................................     24,095       6.0       87,861      22.3
Other mortgage and asset-backed securities
     Aaa and/or AAA...................................................     57,245      14.4       50,318      12.8
     Aa and/or AA.....................................................     12,955       3.2        --         --
     Baa2 and/or BBB..................................................      --          --         4,996       1.3
     Ba2 and/or BB....................................................      2,000       0.5        --         --
Obligations of states and political subdivisions
     Aaa and/or AAA...................................................     61,521      15.4       30,726       7.8
     Aa and/or AA.....................................................     40,470      10.2       37,511       9.5
     A1 and/or A......................................................      2,010       0.5        2,031       0.5
Public utilities and industrial and miscellaneous securities
     Ba2 and/or BB....................................................      5,161       1.3        --         --
Foreign government securities
     Baa1 and/or BBB..................................................      3,787       0.9        --         --
     Ba1 and/or BB....................................................     16,458       4.1        --         --
     B2 and/or B......................................................      7,867       2.0        --         --
                                                                         --------    -------    --------    -------
          Total.......................................................   $399,145     100.0%    $393,962     100.0%
                                                                         --------    -------    --------    -------
                                                                         --------    -------    --------    -------

------------

(1) Ratings as assigned by Moody's Investors Service, Inc. ('Moody's') and Standard & Poor's Corporation ('S&P'), respectively. Such ratings are generally assigned upon the issuance of the securities, subject to revision on the basis of ongoing evaluations.

                            ---------------------------

     PXRE's management continually evaluates the composition of the investment portfolio and repositions the portfolio in response to market conditions in order to improve returns while maintaining liquidity and superior credit quality. Consistent with the foregoing, during the first quarter of 1997, PXRE repositioned a portion of its portfolio out of U.S. Treasury, GNMA and short-term investments into new sectors including asset and corporate mortgage-backed securities, emerging markets securities, tax free municipals and investment grade Yankee bonds. During the second and third quarters of 1997, PXRE further repositioned the portfolio into a number of limited partnership investments and to a lesser extent equity investments.

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

     Approximately 26.0%, 17.8% and 11.2% of gross premiums written in fiscal year 1997 were arranged through the worldwide branch offices of Aon Group Ltd., Guy Carpenter & Company, Inc. (subsidiary of Marsh & McLennan Companies, Inc.) and Benfield Greig Ltd., respectively. The commissions paid by PXRE to these intermediaries are generally at the same rates as those paid to other intermediaries.

COMPETITION

     The reinsurance industry is highly competitive and is undergoing a variety of challenging developments. The industry has in recent years moved toward greater consolidation as ceding companies have placed increased importance on size and financial strength in the selection of reinsurers. Additionally, reinsurers are tapping new markets and complementing their range of traditional reinsurance products with innovative new products which bring together capital markets and reinsurance experience. PXRE competes with numerous major national and international reinsurance and insurance companies. These competitors, many of which have substantially greater financial, marketing and management resources than PXRE, include independent reinsurance companies, subsidiaries or affiliates of established worldwide insurance companies, reinsurance departments of certain commercial insurance companies, and underwriting syndicates. PXRE also may face competition from new market entrants or from market participants that determine to devote greater amounts of capital to the types of business written by PXRE.

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

     Competition in the types of reinsurance business which PXRE underwrites is based on many factors, including the perceived overall financial strength of the reinsurers, premiums charged, other terms and conditions, A.M. Best rating, service offered, speed of service (including claims payment), and perceived technical ability and experience of staff. The number of jurisdictions in which a reinsurer is licensed or authorized to do business is also a factor. PXRE Reinsurance is licensed, accredited, or otherwise authorized or permitted to conduct reinsurance business in all states (except Arkansas, Hawaii, Kansas, Minnesota, Missouri, Nebraska, Oklahoma, Tennessee, Vermont and Washington) and Puerto Rico.

     PXRE Reinsurance is rated 'A (Excellent)' by A.M. Best. Management believes that this rating enhances the competitive position of PXRE Reinsurance. A.M. Best is an independent insurance rating organization whose ratings are based on an analysis of the financial condition and operating performance of an insurance or reinsurance company as they relate to the industry in general. These ratings represent an independent opinion of a company's financial strength and ability to meet its obligations to policyholders, although such ratings may not reflect the considerations applicable to an investment in an insurance or reinsurance company. A.M. Best reviews its ratings at least annually and there can be no assurance that this rating will be maintained in the future.

OTHER OPERATIONS

     In March 1995, PXRE and TREX entered into a joint venture arrangement to trade in catastrophe futures and option contracts on the Chicago Board of Trade (the 'CBOT'). As a result of the Merger, this venture is now wholly-owned by PXRE, which has committed $5 million to it. Although the venture has developed a number of trading strategies, the low level of activity in the CBOT market for catastrophe futures has kept trade volume to a minimum through December 31, 1997.

REGULATION

     PXRE, PXRE Reinsurance and Transnational Insurance are subject to regulation under the insurance statutes of various states, including Connecticut, the domiciliary state of PXRE Reinsurance and Transnational Insurance. The regulation and supervision to which PXRE Reinsurance and Transnational Insurance are subject relate primarily to the standards of solvency that must be met and maintained, licensing requirements for reinsurers and insurers, the nature of and limitations on investments, restrictions on the size of risks which may be insured, deposits of securities for the benefit of a reinsured or insured, methods of accounting, periodic examinations of the financial condition and affairs of reinsurers and insurers, the form and content of reports of financial condition required to be filed, and reserves for losses, and other purposes. In general, such regulation is for the protection of the reinsureds and policyholders, rather than investors.

     In addition, PXRE, PXRE Reinsurance and Transnational Insurance are subject to regulation by state insurance authorities under the insurance statutes and insurance holding company statutes of various states, including Connecticut. These laws and regulations vary from state to state, but generally require an insurance holding company and insurers and reinsurers that are subsidiaries of an insurance holding company to register with the state regulatory authorities and to file with those authorities certain reports including information concerning their capital structure, ownership, financial condition, and general business operations. Moreover, PXRE Reinsurance and Transnational Insurance may not enter into certain transactions, including certain reinsurance agreements, management agreements, and service contracts, with members of its insurance holding company system, unless it has first notified the Connecticut Insurance Commissioner of its intention to enter into any such transaction and the Connecticut Insurance Commissioner has not disapproved of such transaction within the period specified by the Connecticut insurance statute. Among other things, such transactions are subject to the requirements that their terms be fair and reasonable, charges or fees for services performed be reasonable and the interests of policyholders not be adversely affected.

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

     The principal sources of cash for the payment of operating expenses and income taxes, debt service obligations, and dividends by PXRE are the receipt of dividends and net tax allocation payments from PXRE Reinsurance and Transnational Insurance. Under the Connecticut insurance laws, the maximum amount of dividends or other distributions that PXRE Reinsurance may declare or pay to PXRE, and that Transnational Insurance may declare or pay to PXRE Reinsurance, within any twelve-month period, without regulatory approval, is limited to the lesser of (a) earned surplus or (b) the greater of 10% of policyholder surplus at December 31 of the preceding year, or 100% of net income for the twelve-month period ended December 31 of the preceding year, all determined in accordance with statutory accounting principles ('SAP'). Accordingly, the Connecticut insurance laws could limit the amount of dividends available for distribution by PXRE Reinsurance or Transnational Insurance without prior regulatory approval, depending upon a variety of factors outside the control of PXRE, including the frequency and severity of catastrophe and other loss events and changes in the reinsurance market, in the insurance regulatory environment and in general economic conditions. The maximum amount of dividends or distributions that PXRE Reinsurance may declare and pay during 1998, without regulatory approval, is $57,388,000. During 1997, no dividends were paid by PXRE Reinsurance to PXRE. During 1997, $58,877,000, including an extraordinary dividend approved by the Insurance Department of the State of Connecticut, was paid by Transnational Reinsurance to PXRE Reinsurance with the objective that Transnational Insurance commence 1998 with approximately $100 million of surplus. See 'Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources.'

     Additionally, Connecticut has adopted regulations respecting certain minimum capital requirements for property and casualty companies, based upon a model adopted by the National Association of Insurance Commissioners (the 'NAIC'). The risk-based capital regulations provide for the use of a formula to measure statutory capital and surplus needs based on the risk characteristics of a company's products and investment portfolio to identify weakly capitalized companies. As at December 31, 1997, PXRE Reinsurance's surplus and Transnational Insurance's surplus substantially exceeded their respective calculated risk-based capital.

     In addition, from time to time various regulatory and legislative changes have been proposed in the U.S. insurance industry, some of which could have an effect on reinsurers and insurers. Among the proposals that have in the past been or are at present being considered are the possible introduction of federal regulation in addition to, or in lieu of, the current system of state regulation of insurers, the initiative to create a federally guaranteed disaster reinsurance pool prefunded by insurers, and proposals in various state legislatures (some of which proposals have been enacted) to conform portions of their insurance laws and regulations to various model acts adopted by the NAIC. Furthermore, the NAIC has commenced a project to codify statutory accounting practices, the result of which is expected to constitute the only source of 'prescribed' statutory accounting practices. Accordingly, that project, which is expected to be completed in 1999, will likely change the definitions of what constitutes prescribed versus permitted statutory accounting practices and will likely result in changes to the accounting policies that insurance enterprises use to prepare their statutory financial statements. The NAIC is an organization which assists state insurance supervisory officials in achieving insurance regulatory objectives, including the maintenance and improvement of state regulation. PXRE is unable to predict what effect, if any, the foregoing developments may have on its operations and financial condition in the future.

     The NAIC's Insurance Regulatory Information System ('IRIS') was developed by a committee of state insurance regulators and is primarily intended to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies eleven industry ratios and specifies 'usual values' for each ratio. Departure from the usual values on four or more of the ratios can lead to inquiries from individual state insurance commissioners as to certain aspects of an insurer's business. For the years ended December 31, 1997, 1996 and 1995, PXRE Reinsurance's results were within the usual values for each of the 11 ratios, except for one ratio in 1996. PXRE's management believes this ratio fell outside the usual range in 1996 due to the increase in surplus after Transnational Reinsurance became a wholly-owned subsidiary of PXRE Reinsurance. During this period, Transnational Reinsurance's results were within the usual values for each of the 11 ratios except for 2 ratios in 1997, when Transnational Reinsurance did not write any business and paid a dividend, including an extraordinary dividend, of $58,877,000 to PXRE Reinsurance, affecting the change in net writings ratio and change in surplus ratio.

     PXRE Limited, PXRE Managing Agency and Syndicate 1224 are subject to regulation by Lloyd's of London. The form of that regulation is prescribed by the Lloyd's Act of 1982 and Lloyd's internal regulatory by-laws and directions. The regulation and supervision to which PXRE Limited is subject relates primarily to the maintenance of a risk based capital requirement (by way of a deposit of securities and a letter of credit with Lloyd's to support its underwriting) and methods of accounting. PXRE Managing Agency must satisfy a solvency requirement, methods of accounting and periodic examinations of compliance with Lloyd's by-laws and other purposes. Syndicate 1224 has to comply with accounting regulation, internal reporting and periodic examinations of compliance. The U.K. Government has recently announced that the Lloyd's market will be regulated externally by the Financial Services Authority, although the day to day regulation of the market will remain the jurisdiction of the Council of Lloyd's.

EMPLOYEES

     PXRE employs 58 full-time employees. None of PXRE's employees is represented by a labor union, and management considers its relationship with its employees to be excellent.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of PXRE's 1997 fiscal year.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Since December 31, 1996, PXRE's common stock has been listed on the New York Stock Exchange under the symbol 'PXT'. Prior to December 31, 1996, PXRE's common stock was traded on The NASDAQ Stock Market under the symbol 'PXRE'. The following table sets forth for the periods indicated the high and low bid quotations for PXRE's common stock as reported by the New York Stock Exchange since December 31, 1996 and NASDAQ prior to December 31, 1996 and cash dividends per share of common stock declared and subsequently paid:

                                                                               BID PRICE
                                                                            ----------------
                                                                             HIGH      LOW      DIVIDENDS
                                                                            ------    ------    ---------
1996:
     First Quarter.......................................................  $ 28.00   $ 24.00      $0.18
     Second Quarter......................................................    27.00     23.75       0.18
     Third Quarter.......................................................    24.50     22.25       0.18
     Fourth Quarter......................................................    25.50    22.875       0.21
1997:
     First Quarter.......................................................   26.875     24.50       0.21
     Second Quarter......................................................   31.438     24.75       0.21
     Third Quarter.......................................................   31.688     29.50       0.21
     Fourth Quarter......................................................    34.00    29.563       0.25

     These prices represent quotations by dealers and do not include markups, markdowns, or commissions, and do not necessarily represent actual transactions. As of March 20, 1998, there were 13,796,847 shares of the common stock issued and outstanding, which shares were held by approximately 160 shareholders of record and, based on PXRE's best information, approximately 2,000 beneficial owners of the common stock. See Notes 10 and 11 of Notes to Consolidated Financial Statements for information with respect to shares reserved for issuance under employee benefit and stock option plans.

     Beginning in the fourth quarter of 1989, PXRE has each quarter declared and subsequently paid cash dividends on its common stock. The dividend rate, which initially was $0.05 per share, was increased in the fourth quarter of 1993 to $0.075 per share, in the fourth quarter of 1994 to $0.15 per share, in the fourth quarter of 1995 to $0.18 per share, in the fourth quarter of 1996 to $0.21 per share and in the fourth quarter of 1997 to $0.25 per share.

     The payment of dividends on the common stock is subject to the discretion of the Board of Directors which will consider, among other factors, PXRE's operating results, overall financial condition, capital requirements and general business conditions. There can be no assurance that dividends will be paid in the future.

     As a holding company, PXRE is largely dependent upon dividends and net tax allocation payments from PXRE Reinsurance and Transnational Insurance to pay dividends to PXRE's shareholders. PXRE Reinsurance and Transnational Insurance are subject to state laws that may restrict their ability to distribute dividends. In addition, certain covenants in the indenture governing PXRE's Senior Notes may restrict PXRE's ability to pay dividends. See 'Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Liquidity and Capital Resources' and 'Business -- Regulation' for further information concerning restrictions contained in the indenture governing PXRE's Senior Notes and under state insurance law.

ITEM 6. SELECTED FINANCIAL DATA

                                                                        YEAR ENDED DECEMBER 31,
                                                        --------------------------------------------------------
                                                        1997(1)     1996(1)       1995        1994      1993(2)(3)
                                                        --------    --------    --------    --------    --------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA AND RATIOS)
Income Statement Data:
     Gross premiums written..........................   $126,232    $114,348    $155,380    $179,684    $116,975
     Premiums ceded..................................    (26,177)    (46,630)    (57,744)    (71,166)    (39,469)
                                                        --------    --------    --------    --------    --------
     Net premiums written............................    100,055      67,718      97,636     108,518      77,506
     Change in unearned premiums.....................     (8,640)      5,078        (494)      2,083       1,422
                                                        --------    --------    --------    --------    --------
     Net premiums earned.............................     91,415      72,796      97,142     110,601      78,928
     Net investment income...........................     31,191      16,782      14,730      13,786       8,011
     Net realized investment gains (losses)..........      2,467          94          85      (1,164)     (1,526)
     Gain on sale of subsidiary(2)...................         --          --          --          --      10,564
     Management fee(1)...............................      3,006       6,032       6,417       6,992       3,158
                                                        --------    --------    --------    --------    --------
          Total revenues.............................    128,079      95,704     118,374     130,215      99,135
                                                        --------    --------    --------    --------    --------
     Losses and loss expenses incurred...............     12,491      18,564      34,716      52,647      40,570
     Commissions and brokerage.......................     19,138      12,874      13,251      15,026      13,339
     Other operating expenses........................     15,716      12,262      11,237       8,365       8,917
     Interest expense................................      3,325       6,957       7,143       7,789       2,740
     Minority interest in consolidated subsidiary....      8,184       --          --          --          --
                                                        --------    --------    --------    --------    --------
          Total losses and expenses..................     58,854      50,657      66,347      83,827      65,566
                                                        --------    --------    --------    --------    --------
     Income before income taxes, extraordinary item
       and equity in net earnings of TREX............     69,225      45,047      52,027      46,388      33,569
     Equity in net earnings of TREX(2)...............          0       3,898       5,948       4,141          84
     Income tax provision............................     22,198      15,644      18,189      15,700      11,008
                                                        --------    --------    --------    --------    --------
     Net income (before extraordinary loss)..........     47,027      33,301      39,786      34,829      22,645
     Extraordinary loss on debt redemption, net of
       tax...........................................      2,774       --          --          --          --
                                                        --------    --------    --------    --------    --------
     Net income......................................   $ 44,253    $ 33,301    $ 39,786    $ 34,829    $ 22,645
                                                        --------    --------    --------    --------    --------
                                                        --------    --------    --------    --------    --------
     Preferred stock dividend(4).....................          0           0         599       2,005       2,056
                                                        --------    --------    --------    --------    --------
                                                        --------    --------    --------    --------    --------
     Net income available to common stockholders.....   $ 44,253    $ 33,301    $ 39,187    $ 32,824    $ 20,589
                                                        --------    --------    --------    --------    --------
                                                        --------    --------    --------    --------    --------


                                                  (table continued on next page)

(table continued from previous page)

                                                                        YEAR ENDED DECEMBER 31,
                                                        --------------------------------------------------------
                                                        1997(1)     1996(1)       1995        1994      1993(2)(3)
                                                        --------    --------    --------    --------    --------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA AND RATIOS)
     Ratio of earnings to fixed charges(5)...........       6.59        7.15        7.90        6.73       12.12
     Ratio of earnings to combined fixed charges and
       preferred dividends(5)........................       6.59        7.15        7.04        4.90        6.02
     Basic earnings per common share:
          Net income (before extraordinary item).....   $   3.41    $   3.73    $   4.81    $   4.99    $   3.47
          Extraordinary loss.........................       0.20       --          --          --          --
                                                        --------    --------    --------    --------    --------
          Net income.................................   $   3.21    $   3.73    $   4.81    $   4.99    $   3.47
                                                        --------    --------    --------    --------    --------
                                                        --------    --------    --------    --------    --------
          Average common shares outstanding(4).......     13,776       8,922       8,150       6,580       5,940
                                                        --------    --------    --------    --------    --------
                                                        --------    --------    --------    --------    --------
     Diluted earnings per common share:
          Net income (before extraordinary item).....   $   3.39    $   3.69    $   4.52    $   3.99    $   2.75
          Extraordinary loss.........................       0.20       --          --          --          --
                                                        --------    --------    --------    --------    --------
          Net income.................................   $   3.19    $   3.69    $   4.52    $   3.99    $   2.75
                                                        --------    --------    --------    --------    --------
                                                        --------    --------    --------    --------    --------

          Average common shares outstanding(1).......     13,893       9,020       8,812       8,719       8,240
                                                        --------    --------    --------    --------    --------
                                                        --------    --------    --------    --------    --------
     Cash dividends per common share.................   $   0.88    $   0.75    $   0.63    $  0.375    $  0.225
Other Operating Data:
     GAAP loss ratio(6)..............................       13.7%       25.5%       35.7%       47.6%       51.4%
     GAAP underwriting expense ratio(6)..............       34.8%       26.2%       18.6%       14.8%      24.21%
                                                        --------    --------    --------    --------    --------

     GAAP combined ratio(6)..........................       48.5%       51.7%       54.3%       62.4%       75.6%
                                                        --------    --------    --------    --------    --------
                                                        --------    --------    --------    --------    --------

                                                                           AS OF DECEMBER 31,
                                                        --------------------------------------------------------
                                                          1997        1996        1995        1994        1993
                                                        --------    --------    --------    --------    --------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA AND RATIOS)
Balance Sheet Data:
     Cash and investments............................   $527,738    $467,078    $269,089    $231,789    $248,949
     Total assets....................................    608,952     543,324     393,465     353,794     349,251
     Losses and loss expenses........................     57,189      70,977      72,719      81,836      71,442
     Minority interest in consolidated subsidiary....     99,513       --          --          --          --
     Notes payable...................................     21,414      64,725      67,775      69,700      75,000
     Total stockholders' equity......................    386,688     357,678     211,162     166,771     142,690
     Book value per common share.....................   $  28.10    $  25.63    $  24.15    $  21.27    $  18.06
     Statutory capital and surplus of PXRE
       Reinsurance...................................   $451,321    $400,133    $250,231    $211,988    $185,844

------------

(1) On December 11, 1996, PXRE merged with TREX. The Merger has been accounted for as a purchase. Accordingly, TREX has been included in PXRE's consolidated results of operations from the date of acquisition, which resulted in incremental earnings of $1,253,000 in 1996. For the period from January 1, 1996 until December 11, 1996, PXRE

                                              (footnotes continued on next page)

(footnotes continued from previous page)

    recorded equity in net earnings of TREX amounting to $3,898,000. Diluted average shares outstanding reflects the 5,680,256 weighted shares issued to holders of TREX common shares in connection with the Merger. Included in management fee was $2,512,000, $3,526,000 and $3,364,000 in 1996, 1995
    and 1994, respectively, earned from TREX prior to the Merger. If the Merger had taken place at the beginning of 1996 and 1995, consolidated revenues would have been $153,410,000 and $193,972,000 for 1996 and 1995, respectively. Consolidated pro forma net income and diluted net income per share would have been $49,161,000 and $3.42 in 1996 and $60,755,000 and
    $4.19 in 1995. Such pro forma amounts are not necessarily indicative of what the actual consolidated results might have been if the Merger had been effected prior to December 11, 1996.

(2) Until the fourth quarter of 1993, Transnational Reinsurance was a wholly-owned subsidiary of PXRE Reinsurance. On November 1, 1993, a registration statement relating to an initial public offering (the 'Offering') by TREX was declared effective. In conjunction with the formation of TREX, all of the outstanding capital stock of Transnational Reinsurance was contributed by PXRE Reinsurance to TREX in exchange for the issuance of 1,535,848 shares of TREX's Class B common stock which caused PXRE Reinsurance's holdings of TREX's Class B common stock to constitute approximately 21% of all of the outstanding common stock of TREX immediately after the Offering. As a result of this transaction, PXRE recorded a gain on sale in the fourth quarter of 1993 amounting to $10,564,000 on a pre-tax basis, representing the difference between PXRE Reinsurance's interest in the net assets of Transnational Reinsurance immediately after the Offering and the historical book value of its investment in Transnational Reinsurance. Subsequent to the Offering until December 11, 1996, PXRE accounted for its investment in TREX on the equity method as described in
    Note 1.

(3) During the second quarter of 1992, PXRE completed an offering of 1,059,800 depository shares, each representing 1/100 of a share of PXRE's Series A Cumulative Convertible Preferred Stock. The net proceeds of $24,403,000 were contributed to PXRE Reinsurance's surplus. During the first quarter of 1993, PXRE completed an offering of 2,300,000 shares of common stock. The net proceeds of $46,942,000 (except for $5,000,000 which was retained by PXRE for general corporate purposes) were contributed to PXRE Reinsurance's surplus. During the third quarter of 1993, PXRE completed an offering of $75,000,000 principal amount of 9.75% Senior Notes due 2003. The net proceeds of $72,150,000 (except for approximately $3,938,000 which was used by PXRE to repay all amounts outstanding under and retire a term loan facility and $15,000,000 which was retained by PXRE to provide support for debt service on the Senior Notes) were contributed to PXRE Reinsurance's surplus.

(4) During 1995, all of the outstanding shares of Series A Preferred Stock were converted into shares of PXRE's common stock. To 1995, these convertible preferred shares were the principal reason for the difference between basic and diluted earnings per share.

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

(6) The loss, underwriting expense and combined ratios included under 'Other Operating Data' have been derived from the audited consolidated statements of income of PXRE prepared in accordance with GAAP.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     PXRE provides reinsurance products and services to a national and international marketplace, with principal emphasis on commercial and personal property risks and marine and aerospace risks, and with a particular focus on catastrophe-related coverages.

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

     At December 31, 1997, PXRE was a party to three such retrocessional arrangements. One such arrangement is with a group of insurers and reinsurers referred to as the AMA; another is with Trenwick Group; and a third arrangement is with Select Re. Under these arrangements, PXRE cedes some of its underwritten risks to the participants, subject to maximum aggregate liabilities per reinsurance program. PXRE receives a management fee or commission of 5% of premiums ceded (4.2% for Select Re prior to 1998) and a percentage of any ultimate underwriting profits in connection with the reinsurance ceded. Under the arrangements with these participants, such percentage of ultimate underwriting profits is subject to adjustment based on cumulative experience. Future management fee income is dependent upon the amount of business ceded to the participants and the profitability of that business.

     PXRE also purchases catastrophe retrocessional coverage for its own protection, depending on market conditions. PXRE has increased its purchases of such coverage in light of the continued general deterioration in catastrophe reinsurance pricing and the opportunity to buy protection at more favorable terms than in recent years.

     In November 1993, PXRE sponsored the initial public offering of TREX to raise capital and take advantage of favorable conditions in the worldwide retrocessional reinsurance market. PXRE, through PXRE Reinsurance, retained a 21% ownership position in TREX and had responsibility for the day-to-day operations of TREX, including all the reinsurance operations of its subsidiary, Transnational Reinsurance, under the TREX Management Agreement. TREX and Transnational Reinsurance had no paid employees.

     Under the terms of the TREX Management Agreement, Transnational Reinsurance shared in certain specified business of PXRE classified as property retrocessional reinsurance business, marine and aerospace retrocessional reinsurance or marine and aerospace reinsurance and facultative reinsurance.

     Transnational Reinsurance paid PXRE an annual basic management fee under the TREX Management Agreement equal to 5% of gross premiums written (including reinstatement premiums less return premiums) by Transnational Reinsurance as reflected in Transnational Reinsurance's statutory quarterly and annual statements filed with state insurance authorities. TREX and Transnational Reinsurance also paid all expenses directly attributable to them.

     On December 11, 1996, PXRE completed the merger of TREX with and into PXRE (the 'Merger'), pursuant to which each share of common stock of TREX was converted into the right to receive 1.0575 shares of PXRE common stock. The Merger resulted from the realization by the management and Boards of Directors of both PXRE and TREX that conditions had become more competitive in the retrocessional reinsurance marketplace, and that the reinsurance markets, rating agencies and the capital markets were placing increased importance on the size and financial strength of reinsurance companies, which size and financial strength would be augmented by the Merger. Following the Merger, Transnational Reinsurance became a wholly-owned subsidiary of PXRE Reinsurance. The Merger has been accounted for using the purchase method of accounting; therefore net income of TREX (including Transnational Reinsurance) has been included in PXRE's consolidated results of operation from the date of the Merger.

     In December 1996, PXRE completed an investment in Lloyd's of London, forming a new syndicate, PG Butler Syndicate 1224, and a presence in London. Underwriting premium volume and loss experience related to Syndicate 1224's different business mix is included in the consolidated results on a one quarter lag basis, commencing in the quarter ended June 30, 1997. See 'Liquidity and Capital Resources.'

     In November 1997, PXRE announced the formation of an excess and surplus lines operation which will specialize in short-tail property type risks to be written as insurance in Transnational Insurance Company ('Transnational Insurance'), formerly Transnational Reinsurance. Its operations are expected to commence during the first quarter of 1998.

CERTAIN RISKS AND UNCERTAINTIES

     As a reinsurer principally of property catastrophe-related coverages in both the national and international markets, PXRE's operating results in any given period depend to a large extent on the number and magnitude of natural and man-made catastrophes such as hurricanes, windstorms, floods, earthquakes, spells of severely cold weather, fires and explosions. While PXRE may, depending on market conditions, purchase catastrophe retrocessional coverage for its own protection, the occurrence of one or more major catastrophes in any given period could nevertheless have a material adverse impact on PXRE's results of operations and financial condition and result in substantial liquidation of investments and outflows of cash as losses are paid.

     The estimation of losses for catastrophe reinsurers is inherently less reliable than for reinsurers of risks which have an established historical pattern of losses. In addition, insured events which occur near the end of a reporting period, as well as with respect to PXRE's retrocessional book of business, the significant delay in losses being reported to insurance carriers, reinsurers and finally retrocessionaires require PXRE to make estimates of losses based on limited information from ceding companies and based on its own underwriting data. Because of the uncertainty in the process of estimating its losses from insured events, there is a risk that PXRE's liabilities for losses and loss expenses could prove to be inadequate, with a consequent adverse impact on future earnings and stockholders' equity. Additionally, as a consequence of its emphasis on property reinsurance, PXRE may forgo potential investment income because property losses are typically settled within a shorter period of time than casualty losses.

     As PXRE underwrites risks from a large number of insurers based on information generally supplied by reinsurance brokers, there is a risk of developing a concentration of exposure to loss in certain geographic areas prone to specific types of catastrophes. PXRE has developed systems and software tools to monitor and manage the accumulation of its exposure to such losses. Management has established guidelines for maximum tolerable losses from a single or multiple catastrophic event(s) based on historical data; however, no assurance can be given that these maximums will not be exceeded in some future catastrophe.

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

     Although PXRE's investment guidelines stress conservation of principal, diversification of risk and liquidity, PXRE's invested assets include equities and investments in limited partnerships, and PXRE's investments are subject to market-wide risks and fluctuations, as well as to risk inherent in particular securities. Accordingly, the estimated fair value of PXRE's investments does not necessarily represent the amount which could be realized upon future sale particularly if PXRE were required to liquidate a substantial portion of its portfolio to fund catastrophic losses.

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

     PXRE relies primarily on cash dividends and net tax allocation payments from its subsidiaries PXRE Reinsurance and Transnational Insurance to pay its operating expenses, to meet its debt service obligations and to pay dividends to PXRE's stockholders. The payment of dividends by PXRE Reinsurance to PXRE, and by Transnational Insurance to PXRE Reinsurance, is subject to limits imposed under the insurance laws and regulations of Connecticut, the state of incorporation and domicile of PXRE Reinsurance and Transnational Insurance, as well as certain restrictions arising in connection with PXRE's outstanding indebtedness.

     In the event the amount of dividends available, together with other sources of funds, are not sufficient to permit PXRE to meet its debt service, its other obligations and to pay cash dividends, it would be necessary to obtain the approval of the Connecticut Insurance Commissioner prior to the payment of additional dividends by PXRE Reinsurance (or Transnational Insurance). If such approval were not obtained, PXRE would have to adopt one or more alternatives, such as refinancing or restructuring its indebtedness or seeking additional equity. There can be no assurance that any of these strategies could be effected on satisfactory terms, if at all.

     The reinsurance business is increasingly competitive and is undergoing a variety of challenging developments. The industry has in recent years moved toward greater consolidation as ceding companies have placed increased importance on size and financial strength in the selection of reinsurers. Additionally, reinsurers are tapping new markets and complementing their range of traditional reinsurance products with innovative new products which bring together capital markets and reinsurance experience. PXRE competes with numerous major national and international reinsurance and insurance companies, many of which have substantially greater financial, marketing and management resources than PXRE.

COMPARISON OF 1997 WITH 1996

     As reported previously, PXRE and TREX merged on December 11, 1996. Results for 1997 therefore reflect the consolidated operations and business of PXRE and TREX combined, whereas the 1996 results under purchase accounting reflect the historical results of PXRE as reported, excluding TREX. For comparative purposes, certain selected pro forma results are also presented for 1996 as if PXRE and TREX had merged at January 1, 1996.


                                                                         YEAR ENDED DECEMBER 31,
                                                       ------------------------------------------------------------
                                                           AS REPORTED                             PRO FORMA
                                                       --------------------                  ----------------------
                                                                                INCREASE                  INCREASE
                                                         1997        1996      (DECREASE)      1996      (DECREASE)
                                                       --------    --------    ----------    --------    ----------
                                                             (000'S)               %         (000'S)         %
Gross premiums written..............................   $126,232    $114,348        10.4      $143,987       (12.3)
Ceded premiums:
     Managed business participants..................     16,534      21,238       (22.1)       21,238       (22.1)
     TREX Management Agreement......................          0      19,965         N/A             0         N/A
     Catastrophe coverage...........................      9,643       5,427        77.7         6,145        56.9
                                                       --------    --------                  --------
          Total reinsurance premiums ceded..........     26,177      46,630       (43.9)       27,383        (4.4)
                                                       --------    --------                  --------
Net premiums written................................   $100,055    $ 67,718        47.8      $116,604       (14.2)
                                                       --------    --------                  --------
                                                       --------    --------                  --------

Earned premiums.....................................   $ 91,415    $ 72,796        25.6      $123,042       (25.7)
Revenues............................................    128,079      95,704        33.8       153,410       (16.5)
Income before extraordinary loss....................     47,027      33,301        41.2        49,161        (4.3)
Net income..........................................     44,253      33,301        32.9        49,161       (10.0)
Per share diluted:
     Before extraordinary loss......................   $   3.39    $   3.69        (8.1)     $   3.42        (0.9)
     Net income.....................................   $   3.19    $   3.69       (13.6)     $   3.42        (6.7)
Diluted average shares outstanding..................     13,893       9,020                    14,389

     Gross premiums written for 1997 increased 10.4% to $126,232,000 from $114,348,000 for the corresponding period of 1996 as reported and decreased 12.3% from $143,987,000 on a pro forma basis in the corresponding period of 1996. Net premiums earned for the year ended December 31, 1997, increased 25.6% to $91,415,000 from $72,796,000 for the comparable period of 1996 as reported, and decreased 25.7% from $123,042,000 on a pro forma basis in the corresponding period of 1996. Net premiums written for the year ended December 31, 1997, increased 47.8% to $100,055,000 from $67,718,000 for the corresponding period of 1996 as reported, and decreased 14.2% from $116,604,000 in the corresponding period of 1996 on a pro forma basis. Gross written, net written and net earned premium for 1997 declined from prior-year levels on a pro forma basis reflecting a continuation of the increasingly competitive business environment which has marked recent renewal seasons. Lower reinstatement premiums as a result of reduced losses and additional reinsurance purchased at favorable rates contributed to these declines. PXRE continued its planned response to this increasingly competitive environment by withdrawing capacity from areas of coverage not offering appropriate compensation for the exposure. Management anticipates that this trend will continue during 1998, although business written by PXRE's newly-established Lloyd's syndicate (PG Butler Syndicate 1224) has partially cushioned reductions elsewhere in PXRE's business. Underwriting premium volume and loss experience related to Syndicate 1224 is included in the consolidated results on a one quarter lag basis, commencing in the second quarter of 1997.

     Premiums ceded by PXRE to its managed business participants decreased 22.1% to $16,534,000 for 1997 compared with $21,238,000 for the corresponding period of 1996. The decrease in premiums ceded to these programs was due to reduced amounts of premiums written by PXRE and a change in the percentage ceded as agreed with the participants. During 1996, before the Merger, PXRE ceded $19,965,000 of premiums to Transnational Reinsurance in lieu of direct reinsurance writings by Transnational Reinsurance. During 1997 PXRE increased its purchases of catastrophe retrocessional coverage for its own protection in light of the continued general deterioration in catastrophe reinsurance pricing and the opportunity to buy protection at more favorable terms than in recent years.

     Management fee income from all sources for 1997 decreased to $3,006,000 from $6,032,000 for the corresponding period of 1996 as reported, reflecting a decline of premiums ceded to managed business participants, as well as management fee income of $2,512,000 earned by PXRE from TREX, before the Merger, in 1996. Management fee income decreased to $3,006,000 for 1997 from $3,520,000 for the corresponding period of 1996 on a pro forma basis, reflecting the decreased amount of ceded premium, offset in part by more profitable business.

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

     The loss ratio was 13.7% for 1997 compared with 25.5% for 1996 as reported, and 28.8% for 1996 on a pro forma basis. The loss ratio for 1997 reflected a reversal of catastrophe losses of $1,457,000 gross and $964,000 net for 1997 and prior accident years, after taking into account, among other things, the German, Poland and Czech flood losses referred to below. In comparison, the loss ratio for 1996 reflected incurred catastrophe losses of $18,487,000 gross and $9,166,000 net for 1996 and prior accident years as reported, and $27,522,000 gross and $17,689,000 net for 1996 and prior accident years on a pro forma basis.

     Significant catastrophe and risk losses affecting the year ended December 31, 1997 loss ratio are as follows:

                                                                                      AMOUNT OF LOSSES
                                                                                     ------------------
LOSS EVENT                                                                           GROSS        NET
----------------------------------------------------------------------------------   ------      ------
                                                                                       (IN THOUSANDS)
German, Poland and Czech floods...................................................   $1,739      $1,457

     Significant catastrophe and risk losses affecting the year ended December 31, 1996 loss ratio are as follows:

                                                                     AS REPORTED           PRO FORMA
                                                                   ----------------    -----------------
                                                                             AMOUNT OF LOSSES
                                                                   -------------------------------------
LOSS EVENT                                                         GROSS      NET       GROSS      NET
----------------------------------------------------------------   ------    ------    -------    ------
                                                                              (IN THOUSANDS)
Hurricanes Marilyn and Luis.....................................   $8,064    $2,995    $11,978    $6,876
Hurricane Fran..................................................    4,218     2,827      5,621     3,980
Northridge earthquake...........................................    1,646     1,438      1,198     1,083
Eurotunnel fire.................................................    1,260     1,022      2,238     2,000
Credit Lyonnais fire............................................    2,669       723      4,606     2,647

     The provision for losses and loss expenses and the loss ratio includes the effect of foreign exchange movements on PXRE's liability for losses and loss expenses, resulting in a foreign currency exchange gain of $627,000 for 1997 compared to a loss of $41,000 for 1996 as reported, and a loss of $56,000 for the corresponding period of 1996 on a pro forma basis.

     During 1997, PXRE experienced savings of $3,917,000 net for prior-year loss and loss expenses primarily related to the Eurotunnel fire and Hurricane Fran where redundant reserves were recognized in 1997 of approximately $1,644,000 and $1,440,000, respectively. In addition, included in the savings of $3,917,000 were prior-year losses originally thought to have triggered market loss coverage thresholds which have proven to be redundant by approximately $1,800,000, offset in part by development on prior year facultative losses. The loss ratio for 1996 was unfavorably affected by increases to reserves of $3,249,000 net for prior-year losses and loss expenses, as reported, and $8,986,000 net for prior-year losses and loss expenses on a pro forma basis, related principally to Hurricanes Marilyn and Luis.

     The underwriting expense ratio was 34.8% for 1997 compared with 26.2% for the comparable period of 1996 as reported, and 27.6% for the corresponding period of 1996 on a pro forma basis. As a result of the above, the combined ratio was 48.5% for 1997 compared with 51.7% for the corresponding period of 1996 as reported, and 56.4% for the corresponding period of 1996 on a pro forma basis. The increase in underwriting expense ratio was substantially due to the Lloyd's syndicate operations, the decline in premiums earned on a pro forma basis, the decline in management fee income and the foreign exchange losses discussed below.

     Other operating expenses increased to $15,716,000 for 1997 from $12,262,000 in the comparable period of 1996 as reported, and $15,195,000 for the corresponding period of 1996 on a pro forma basis. Included in other operating expenses were foreign currency exchange losses of $1,221,000 for 1997 compared to gains of $143,000 for the corresponding period of 1996 as reported, and gains of $210,000 for the corresponding period of 1996 on a pro forma basis. Operating expenses were $17,191,000 excluding foreign exchange losses and amortization of negative goodwill of $2,696,000 in 1997 compared with $18,101,000 in 1996 pro forma results excluding the same items. This decrease was primarily due to the non recurring costs related to the TREX merger in 1996.

     During 1997, interest expense decreased to $3,325,000 as compared to $6,957,000 in the corresponding period in the prior-year as reported due to the effect of the repurchase of $43.3 million of PXRE's 9.75% Senior Notes in open market purchases through the end of the third quarter of 1997. In addition in 1997, PXRE incurred minority interest expense amounting to $8,184,000 related to the $100 million of newly-issued 8.85% Capital Trust Pass-through Securities'sm' (TRUPS'sm') (as described below under 'Liquidity and Capital Resources').

     In 1997, PXRE recorded an extraordinary loss of $2,774,000, net of tax, in connection with the purchase of $43.3 million of PXRE's 9.75% Senior Notes and the associated write-off of the pro rata share of the unamortized debt issuance costs.

     Net investment income for 1997 increased 85.9% to $31,191,000 from $16,782,000 for the comparable period of 1996 as reported. The increase in net investment income was caused primarily by $9,201,000 of investment income from Transnational Reinsurance, $2,213,000 from incremental total return income (including unrealized gains and losses) from higher yielding limited partnership investments from the planned repositioning of the investment portfolio and the remainder from increased average assets, which in part was due to proceeds of the 8.85% TRUPS'sm' in excess of Senior Notes repurchased in 1997. PXRE's pre-tax investment yield was 6.3% for 1997 compared with 6.4% for the corresponding period in 1996 as reported, both calculated using amortized cost and investment income before investment expenses. Net realized investment gains for 1997 were $2,467,000 compared to gains of $94,000 for the corresponding period of 1996 reflecting the active management of the portfolio. During 1997, PXRE recorded directly to equity an after-tax unrealized gain of $2,605,000 in the value of its investment portfolio ($0.19 book value per share), reflecting the effect of decreasing interest rates during the period.

     The net effects of foreign currency exchange fluctuations were losses of $594,000 in 1997 and gains of $102,000 for 1996. See 'Liquidity and Capital Resources.'

     Net income for the year ended December 31, 1996 included $3,898,000 which represented PXRE's approximately 22.1% equity share of TREX's net earnings before the Merger.

     For the reasons discussed above, net income was $44,253,000 for 1997 compared to $33,301,000 for the comparable period of 1996 as reported, and $49,161,000 for the corresponding period of 1996 on a pro forma basis. Diluted income per common share before extraordinary loss was $3.39 for 1997 compared to $3.69 for the prior comparable period as reported, and $3.42 on a pro forma basis. Diluted net income per common share was $3.19 for 1997 compared to $3.69 for the corresponding period of 1996 as reported, and $3.42 for the corresponding period of 1996 on a pro forma basis based on average shares outstanding of approximately 13,893,000 in 1997, 9,020,000 in the comparable period of 1996 as reported, and 14,389,000 in the corresponding period of 1996 on a pro forma basis.

COMPARISON OF 1996 AND 1995

                                                                                   YEAR ENDED
                                                                                  DECEMBER 31,
                                                                              ---------------------
                                                                                1996         1995       DECREASE
                                                                              --------     --------     --------
                                                                                 (IN THOUSANDS)            %
Gross premiums written....................................................    $114,348     $155,380      (26.4)

Ceded premiums:
     Managed business participants........................................      21,238       26,774      (20.7)
     TREX Management Agreement............................................      19,965       24,790      (19.5)
     Catastrophe coverage.................................................       5,427        6,180      (12.2)
                                                                              --------     --------
          Total reinsurance premiums ceded................................      46,630       57,744      (19.2)
                                                                              --------     --------
Net premiums written......................................................    $ 67,718     $ 97,636      (30.6)
                                                                              --------     --------
                                                                              --------     --------

     Gross premiums written for 1996 decreased 26.4% to $114,348,000 from $155,380,000 for 1995. Net premiums earned for the year ended December 31, 1996 decreased 25.1% to $72,796,000 from $97,142,000 in the year-earlier period. Net premiums written for the year ended December 31, 1996 decreased 30.6% to $67,718,000 from $97,636,000 for the corresponding period of 1995. Gross written, net written and net earned premium for 1996 declined from prior-year levels reflecting the increasingly competitive business environment. PXRE continued its planned response to this situation by withdrawing capacity from areas of coverage not offering appropriate compensation for the exposure. Net premiums written and earned were also adversely affected by a $3,798,000 reduction in reinstatement premiums resulting from a reduced level of loss activity in 1996, as well as by $2,522,000 of cessions related to a retrocessional arrangement with the predecessor of Select Re.

     Premiums ceded by PXRE to its managed business participants decreased 20.7% to $21,238,000 for 1996 compared with $26,774,000 for 1995. The decrease in premiums ceded to these programs was due to the decrease in the amount of premiums written by PXRE. During 1996, prior to the Merger, PXRE ceded $19,965,000 of premiums, compared to $24,790,000 during the twelve months of 1995, to Transnational Reinsurance in lieu of direct reinsurance writings by Transnational Reinsurance. Ceded premiums for catastrophe programs for 1996 decreased 12.2% to $5,427,000 from $6,180,000 for the comparable period of 1995 primarily because of the lower cost of coverage purchased.

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

     Significant catastrophe and risk losses affecting the year ended December 31, 1996 loss ratio are as follows:

                                                                            AMOUNT OF LOSSES
                                                                           ------------------
LOSS EVENT                                                                 GROSS        NET
------------------------------------------------------------------------   ------      ------
                                                                             (IN THOUSANDS)
Hurricanes Marilyn and Luis.............................................   $8,064      $2,995
Hurricane Fran..........................................................    4,218       2,827
Northridge earthquake...................................................    1,646       1,438
Eurotunnel fire.........................................................    1,260       1,022
Credit Lyonnais fire....................................................    2,669         723

     Significant catastrophe and risk losses affecting the year ended December 31, 1995 loss ratio are as follows:

                                                                                   AMOUNT OF LOSSES
                                                                                ----------------------
LOSS EVENT                                                                       GROSS           NET
-----------------------------------------------------------------------------   -------         ------
                                                                                    (IN THOUSANDS)
Hurricane Marilyn............................................................   $13,463         $9,886
Northridge earthquake........................................................     8,899          6,030
Hurricane Luis...............................................................     5,119          3,710
Milliken factory fire........................................................     7,314          5,932

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

     Other operating expenses increased to $12,262,000 for 1996 from $11,237,000 in 1995. The operating expense increase for 1996 primarily reflected an increase of $301,000 related to changes in benefit plans, additional staff salaries, increased incentive compensation and other related benefits. Included in other operating expenses were foreign currency exchange gains of $143,000 for 1996 compared to gains of $196,000 for 1995.

     Interest expense decreased to $6,957,000 in 1996 from $7,143,000 in 1995 due to the purchase of approximately $3.1 million of PXRE's 9.75% Senior Notes during the second and third quarters of 1996 at an average price of 106.1%.

     Net investment income for 1996 increased 13.9% to $16,782,000 from $14,730,000 for 1995. The increase in net investment income was caused by an increase in average investments for 1996 compared with the previous year, as well as an increase in PXRE's pre-tax investment yield to 6.4% for 1996 compared to 5.9% for 1995, both calculated using amortized cost and investment income before investment expenses. The increase in pre-tax investment yield primarily reflected the redeployment of PXRE's tax-exempt investment portfolio into taxable securities, including some higher yielding mortgage and asset-backed securities, in the fourth quarter of 1995 and throughout 1996. Net realized investment gains for 1996 were $94,000 compared with net realized gains of $85,000 for 1995. PXRE recorded directly to equity a $3,214,000 after-tax unrealized decrease in the value of its investment portfolio during 1996, reflecting the effect of an increase in interest rates during the first half of 1996.

     The net effects of foreign currency exchange fluctuations were gains of $102,000 in 1996 and gains of $235,000 for 1995. See 'Liquidity and Capital Resources' below.

     Net income for the year ended December 31, 1996 included $3,898,000 which represented PXRE's approximately 22.1% equity share of TREX's net earnings through December 11, 1996 as compared with $5,948,000 representing PXRE's approximately 21.9% share of TREX's net earnings in 1995. Net income for 1996 also reflected $1,253,000 attributable to 100% of incremental earnings following the Merger on December 11, 1996 through the end of the year.

     For the reasons discussed above, net income was $33,301,000 for the year ended December 31, 1996 compared to $39,786,000 for the year ended December 31, 1995. Basic net income per common share was $3.73 for 1996 compared to $4.81 for 1995 (after provision for cumulative dividends of $598,900 on the Series A Preferred Stock) based on average shares outstanding of 8,922,000 in 1996 and 8,150,000 in 1995. The change in the number of basic shares outstanding relates to the conversion of the preferred shares outstanding to common shares in the second quarter of 1995. Diluted net income per common share was $3.69 for 1996 compared to $4.52 for 1995 based on average shares outstanding of 9,020,000 in 1996 and 8,812,000 in 1995. The change in the number of diluted shares outstanding relates to the 1.0575 shares of PXRE common stock exchanged for each share of common stock of TREX in connection with the Merger.

LIQUIDITY AND CAPITAL RESOURCES

     PXRE relies primarily on cash dividends and net tax allocation payments from its subsidiaries PXRE Reinsurance and Transnational Insurance to pay its operating expenses and income taxes, to meet its debt service obligations and to pay dividends to PXRE stockholders. The payment of dividends by PXRE Reinsurance to PXRE and by Transnational Insurance to PXRE Reinsurance is subject to limits imposed under the insurance laws and regulations of Connecticut, the state of incorporation and domicile of PXRE Reinsurance and Transnational Insurance, as well as certain restrictions arising in connection with PXRE indebtedness discussed below. Under the Connecticut insurance law, the maximum amount of dividends or other distributions that PXRE Reinsurance may declare or pay to PXRE, and that Transnational Insurance may declare or pay to PXRE Reinsurance, within any twelve-month period, without regulatory approval, is limited to the lesser of (a) earned surplus or (b) the greater of 10% of policyholders' surplus at December 31 of the preceding year or 100% of net income for the twelve-month period ending December 31 of the preceding year, all determined in accordance with SAP. Accordingly, the Connecticut insurance laws could limit the amount of dividends available for distribution by PXRE Reinsurance or Transnational Insurance without prior regulatory approval, depending upon a variety of factors outside the control of PXRE, including the frequency and severity of catastrophe and other loss events and changes in the reinsurance market, in the insurance regulatory environment and in general economic conditions. The maximum amount of dividends or distributions that PXRE Reinsurance may declare and pay during 1998, without regulatory approval, is $57,388,000. During 1997, no dividends were paid by PXRE Reinsurance to PXRE. During 1997, $58,877,000, including an extraordinary dividend approved by the Insurance Department of the State of Connecticut, was paid by Transnational Reinsurance to PXRE Reinsurance with the objective that Transnational Insurance commence 1998 with approximately $100 million of surplus.

     Other sources of funds available to PXRE include proceeds of financings not contributed to PXRE Reinsurance and not otherwise utilized and net tax allocation payments by PXRE Reinsurance and Transnational Insurance.

     In the event the amount of dividends available, together with other sources of funds, are not sufficient to permit PXRE to meet its debt service and other obligations and to pay cash dividends, it would be necessary to obtain the approval of the Connecticut Insurance Commissioner prior to the payment of additional dividends by PXRE Reinsurance (or Transnational Insurance). If such approval were not obtained, PXRE would have to adopt one or more alternatives, such as refinancing or restructuring its indebtedness or seeking additional equity. There can be no assurance that any of these strategies could be effected on satisfactory terms, if at all. In the event that PXRE were unable to generate sufficient cash flow and were otherwise unable to obtain funds necessary to meet required payments of principal and interest on its indebtedness, PXRE could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all of the funds borrowed thereunder to be due and payable together with accrued and unpaid interest.

     On January 29, 1997, PXRE Capital Trust I, a Delaware statutory business trust and a wholly-owned subsidiary of PXRE ('PXRE Capital Trust') issued $100,000,000 principal amount of its 8.85% TRUPS'sm' due February 1, 2027 in an institutional private placement. Proceeds from the sale of these securities were used to purchase PXRE's 8.85% Junior Subordinated Deferrable Interest Debentures due February 1, 2027 (the 'Subordinated Debt Securities'). On April 23, 1997, PXRE and PXRE Capital Trust completed the registration with the Securities and Exchange Commission of an exchange offer for these securities and the securities were exchanged for substantially similar securities (the 'Capital Securities'). Distributions on the Capital Securities (and interest on the related Subordinated Debt Securities) are payable semi-annually, in arrears, on February 1 and August 1 of each year, commencing August 1, 1997. Minority interest expense, including amortization of debt offering costs, for 1997 in respect of the Capital Securities (and related Subordinated Debt Securities) amounted to approximately $8,184,000. On or after February 1, 2007, PXRE has the right to redeem the Subordinated Debt Securities, in whole at any time or in part from time to time, subject to certain conditions, at call prices of 104.180% at February 1, 2007, declining to 100.418% at February 1, 2016, and 100% thereafter. PXRE has the right, at any time, subject to certain conditions, to defer payments of interest on the Subordinated Debt Securities for Extension Periods (as defined in the applicable indenture), each not exceeding 10 consecutive semi-annual periods; provided that no Extension Period may extend beyond the maturity date of the Subordinated Debt Securities. As a consequence of PXRE's extension of the interest payment period on the Subordinated Debt Securities, distributions on the Capital Securities would be deferred (though such distributions would continue to accrue interest at a rate of 8.85% per annum compounded semi-annually). In the event that PXRE exercises its right to extend an interest payment period, then during any Extension Period, subject to certain exceptions, (i) PXRE shall not declare or pay any dividend on, make any distributions with respect to, or redeem, purchase, acquire or make a liquidation payment with respect to, any of its capital stock or rights to acquire such capital stock or make any guarantee payments (subject to specified exceptions) with respect to the foregoing, and (ii) PXRE shall not make any payment of interest on, or principal of (or premium, if any, on), or repay, repurchase or redeem, any debt securities issued by PXRE which rank pari passu with or junior to the Subordinated Debt Securities. Upon the termination of any Extension Period and the payment of all amounts then due, PXRE may commence a new Extension Period, subject to certain requirements.

     PXRE has used, and expects to use, the net proceeds from the sale of the Capital Securities for general corporate purposes, including the redemption or the purchase, from time to time, in the open market or in privately negotiated transactions or otherwise, of outstanding indebtedness and common stock of PXRE.

     In August 1993, PXRE completed a public offering of $75,000,000 principal amount of 9.75% Senior Notes due August 15, 2003. Interest is payable on the Senior Notes semi-annually. Interest expense, including amortization of debt offering costs, for 1997 in respect of the Senior Notes amounted to approximately $3,325,000. In addition, PXRE incurred an extraordinary loss of $2,774,000, net of tax, associated with the premium paid to acquire $43.3 million of the Senior Notes and the pro rata share of the debt offering costs during 1997. On and after August 15, 1998, the Senior Notes may be redeemed at the option of PXRE, in whole or in part, at redemption prices (expressed as percentages of the principal amount), plus accrued and unpaid interest to the date fixed for redemption, of 103.656% at August 15, 1998, declining to 100% at August 15, 2001 and thereafter. The Indenture governing the Senior Notes contains covenants which, among other things, limit the ability of PXRE and its Restricted Subsidiaries (including PXRE Reinsurance): (a) to incur additional indebtedness (except for the incurrence of Permitted Indebtedness and the incurrence of other Indebtedness by PXRE in circumstances where no Default or Event of Default exists and the Consolidated Fixed Charge Coverage Ratio of PXRE would be greater than 2:1 after giving effect to the incurrence) and, in the case of the Restricted Subsidiaries, to issue preferred stock; (b) to pay dividends, repurchase stock and to make certain other Restricted Payments (other than, among other things, if no Default or Event of Default exists (x) Restricted Payments after August 31, 1993, not exceeding in the aggregate the sum of $3,000,000 plus 50% of Consolidated Net Income (or minus 100% of any loss) from such date (with certain adjustments), plus the amounts of certain equity proceeds and certain reductions in Investments in Unrestricted Subsidiaries, provided, that at the time of such Restricted Payment the Consolidated Fixed Charge Coverage Ratio is greater than 2.0, and (y) in addition to permitted Restricted Payments referred to in clause (x), the payment of cash dividends on Qualified Capital Stock after August 31, 1993 of up to an aggregate of $6,000,000, provided, that such dividends on common stock do not exceed $0.25 per share in any year); (c) to sell or permit the issuance of any stock of PXRE Reinsurance or any other Principal Insurance Subsidiary; (d) to sell or transfer other assets (other than for at least Fair Market Value and generally for not less than 75% in cash or Cash Equivalents); (e) to create liens upon the properties or assets of PXRE or its Restricted Subsidiaries; or (f) to engage in any business other than the insurance and reinsurance businesses and other businesses incidental and related thereto. The Indenture also provides that within 30 days after a Change of Control (as defined) of PXRE, PXRE will offer to purchase all the Senior Notes then outstanding at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of such purchase. The consent of holders of PXRE's Senior Notes to certain amendments to the Indenture governing the Senior Notes was obtained in connection with the issuances of the Capital Securities.

     PXRE's Board of Directors has authorized the purchase of Senior Notes in negotiated or open market transactions. During 1997, PXRE or PXRE Reinsurance purchased $43.3 million principal amount of Senior Notes at an average price of 107.4%. The principal amount of Senior Notes outstanding at December 31, 1997 was $21,414,000.

     PXRE files federal income tax returns for itself and all of its direct or indirect subsidiaries that satisfy the stock ownership requirements for consolidation for federal income tax purposes (collectively, the 'Subsidiaries'). PXRE is party to an Agreement Concerning Filing of Consolidated Federal Income Tax Returns (the 'Tax Allocation Agreement') pursuant to which each domestic Subsidiary makes tax payments to PXRE in an amount equal to the federal income tax payment that would have been payable by such Subsidiary for such year if it had filed a separate income tax return for such year. PXRE is required to provide for payment of the consolidated federal income tax liability for the entire group. If the aggregate amount of tax payments made in any tax year by a domestic Subsidiary is less than (or greater than) the annual tax liability for such Subsidiary on a stand-alone basis for such year, such Subsidiary will be required to make up such deficiency (or receive a credit if payments exceed the separate return tax liability) to PXRE.

     The primary sources of liquidity for PXRE Reinsurance are net cash flow from operating activities (including interest income from investments), the maturity or sale of investments, borrowings, capital contributions and advances from PXRE and dividends from Transnational Insurance. Funds are applied primarily to the payment of claims, operating expenses, income taxes and to the purchase of investments. Premiums are typically received in advance of related claim payments.

     Net cash flow provided by operations was $19,626,000 during 1997 compared with net cash flow provided by operations of $28,033,000 during the corresponding period of 1996, as reported, due to the effects of timing of collection of receivables and reinsurance recoverables and payments of losses.

     PXRE's management has established general procedures and guidelines for its investment portfolio and oversees investment management carried out by Phoenix Duff & Phelps, a public majority-owned subsidiary of Phoenix Home Life. Although these investment guidelines stress conservation of principal, diversification of risk and liquidity, investments are subject to market-wide risks and fluctuations, as well as to risk inherent in particular securities. At December 31, 1997, PXRE's investment portfolio consisted primarily of fixed maturities and short-term investments. As at December 31, 1997, 88.0% of PXRE's investment portfolio, at fair value, consisted of fixed maturities and short-term investments, while the balance was in equity securities and other invested assets primarily in the form of investments in various mutual funds and limited partnerships. The investment policies and all investments of PXRE are approved by its Board of Directors.

     Of PXRE's fixed maturities portfolio at December 31, 1997, 91.1% of the fair value was in obligations rated 'A1' or 'A' or better by Moody's or S&P's, respectively. Mortgage and asset-backed securities accounted for 23.9% of fixed maturities based on fair value at December 31, 1997. PXRE has no investments in real estate or commercial mortgage loans. The average market yield to maturity of PXRE's fixed maturities portfolio at December 31, 1997 and 1996, as reported, was 6.1% and 5.7%, respectively. During the first quarter of 1997, PXRE repositioned a portion of its portfolio out of Treasury, GNMA and short-term investments into new sectors including asset and corporate mortgage-backed securities, emerging markets securities, tax-free municipals and investment grade Yankee bonds. During the second and third quarters of 1997, PXRE further repositioned the portfolio into a number of limited partnership investments and to a lesser extent equity investments.

     Fixed maturity and equity investments are reported at fair value, with the net unrealized gain or loss, net of tax, reported as a separate component of stockholders' equity. PXRE recorded directly to stockholders' equity a $2,605,000 after-tax unrealized gain in the value of its investment portfolio ($0.19 book value per share) at December 31, 1997 including an after-tax unrealized loss of $1,475,000 ($0.11 book value per share) during the three months ended December 31, 1997, the latter reflecting principally the value of its equity portfolio, market volatility in debt and equity securities in Asia, and the effect of an increase in interest rates during the quarter. Short-term investments are carried at amortized cost, which approximates fair value. PXRE's short-term investments, principally high-grade commercial paper, U.S. Treasury bills and investments in limited partnerships which invest primarily in U.S. Treasury bills, were $52,905,000 at December 31, 1997 compared to $59,792,000 at December 31, 1996. The decrease at December 31, 1997 was principally due to the redeployment of cash flow into new sectors. Other invested assets amounting to $42,857,000 at December 31, 1997, which were comprised of limited partnerships, were accounted for under the equity method. The amount of equity income included in short-term investments and other invested assets in 1997 amounted to $2,298,000.

     Dividends incurred in 1997 were $12,209,000 compared to $6,479,000 in the corresponding period of 1996, as a result of the increased quarterly dividend from $0.18 to $0.21 in the fourth quarter of 1996, as well as the increased number of outstanding shares following the Merger with

TREX. The expected annual dividend based on shares outstanding at December 31, 1997 will be approximately $13,764,000 reflecting a dividend increase to $0.25 per quarter commencing in the fourth quarter of 1997.

     Book value per common share was $28.10 at December 31, 1997.

     As announced in April 1997, PXRE's Board of Directors authorized a new stock repurchase program and 1.7 million of the authorization remains. There were no repurchases of common stock since the second quarter of 1997.

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

     In December 1996, PXRE completed an investment in Lloyd's of London, forming a new syndicate, PG Butler Syndicate 1224, and a presence in London. The new syndicate has an initial capacity to underwrite 'L'35 million in annual premiums ($57.4 million at December 31, 1997 exchange rates). In connection with the capitalization of the syndicate, PXRE has placed on deposit $43,175,000 par value of U.S. government securities as collateral for Lloyd's. In addition, PXRE issued a letter of credit for the benefit of Lloyd's in the amount of $15,355,000, which is collateralized by U.S. government securities in approximately the same amount. In addition, PXRE has provided a 'L'5,000,000 ($8,200,000 at December 31, 1997 exchange rates) line of credit to PXRE Managing Agency for liquidity purposes. There has been no drawdown of these amounts.

     In September 1997, PXRE and Phoenix Home Life completed the formation of a joint venture, Cat Bond Investors, with initial committed capital of $20 million. The joint venture specializes in investing in instruments the returns on which are determined, in whole or in part, by the nature, magnitude and/or effects of certain catastrophic events or meteorological conditions.

     In November 1997 PXRE announced the formation of an excess and surplus lines operation, using Transnational Insurance. Consistent with the PXRE underwriting philosophy, this new venture, with initial capital of approximately $100 million, will specialize in short-tail property type risks to be written as insurance. PXRE is obtaining the necessary state and regulatory approvals, designing a reinsurance program and identifying potential sources of business for this operation. Its operations are expected to commence during the first quarter 1998.

     All amounts classified as reinsurance recoverable at December 31, 1997 are considered by management of PXRE to be collectible in all material respects.

     PXRE is in the process of evaluating the impact of the Year 2000 problem on its operations. PXRE plans to either upgrade or rewrite two existing software systems during 1998, the cost of which is not expected to be material. PXRE continues to seek assurances from third parties on whose systems and services it relies to a significant extent that such third parties' systems are or will be Year 2000 compliant. There can be no assurance that the systems of such third parties will be Year 2000 compliant or that any third party's failure to have Year 2000 compliant systems would not have a material adverse effect on PXRE's systems or operations.

INCOME TAXES

     PXRE's effective tax rate for 1997, 1996, and 1995 was 32.1%, 32.0%, and 31.4%, respectively, which differs from the statutory rate principally due to negative goodwill amortization, state and local taxes and tax-exempt income and in 1996 and 1995 tax on undistributed earnings of unconsolidated affiliates.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     This report on Form 10-K contains various forward-looking statements and includes assumptions concerning PXRE's operations, future results and prospects. Statements included herein which are not historical in nature are intended to be, and are hereby identified as, 'forward-looking statements' for purposes of the safe harbor provided by Section 21E of the Exchange Act. These forward-looking statements are based on current expectations and are subject to risk and uncertainties. PXRE cautions the reader that actual results or events could differ materially from those set forth or implied by the forward-looking statements and related assumptions, depending on the outcome of certain important factors including the following: (i) significant catastrophe losses, the timing and extent of which are difficult to predict; (ii) changes in the level of competition in the reinsurance or primary insurance markets that impact the volume or profitability of the property-casualty reinsurance business (these changes include, but are not limited to, the intensification of price competition, the entry of new competitors, existing competitors exiting the market and the development of new products by new and existing competitors);
(iii) changes in the demand for reinsurance, including changes in the amount of ceding companies' retentions; (iv) adverse development on loss reserves related to business written in prior years; (v) lower than estimated retrocessional recoveries on unpaid losses, including the effects of losses due to a decline in the creditworthiness of PXRE's retrocessionaires; (vi) increases in interest rates, which cause a reduction in the market value of PXRE's interest rate sensitive investments, including its fixed income investment portfolio; (vii) decreases in interest rates causing a reduction of income earned on net cash flow from operations and the reinvestment of the proceeds from sales, calls or maturities of existing investments; (viii) market fluctuations in equity securities and securities underlying limited partnership investments; and (ix) changes in management's evaluation of the impact of the Year 2000 problem on its operations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following financial statements are filed as part of this Form 10-K:

                                                                                                              PAGE
                                                                                                              -----
PXRE Corporation:
     Report of Independent Accountants.....................................................................     F-1
     Consolidated Balance Sheets at December 31, 1997 and 1996.............................................     F-2
     Consolidated Statements of Income for the years ended December 31, 1997, 1996 and 1995................     F-3
     Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, 1996 and
      1995.................................................................................................     F-4
     Consolidated Statements of Cash Flow for the years ended December 31, 1997, 1996 and 1995.............     F-5
     Notes to Consolidated Financial Statements............................................................     F-6

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     No disclosure hereunder is required as PXRE has not changed its accountants during the 24 months preceding December 31, 1997.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item 10 is contained in PXRE's Proxy Statement, which information is incorporated herein by reference and which Proxy Statement will be filed within 120 days of the end of PXRE's 1997 fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item 11 is contained in PXRE's Proxy Statement, which information is incorporated herein by reference and which Proxy Statement will be filed within 120 days of the end of PXRE's 1997 fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 is contained in PXRE's Proxy Statement, which information is incorporated herein by reference and which Proxy Statement will be filed within 120 days of the end of PXRE's 1997 fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 13 is contained in PXRE's Proxy Statement, which information is incorporated herein by reference and which Proxy Statement will be filed within 120 days of the end of PXRE's 1997 fiscal year.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Form 10-K:

                                                                                                              PAGE
                                                                                                              ----
     (1) Financial Statements
PXRE Corporation:
     Report of Independent Accountants.....................................................................    F-1
     Consolidated Balance Sheets at December 31, 1997 and 1996.............................................    F-2
     Consolidated Statements of Income for the years ended December 31, 1997, 1996 and 1995................    F-3
     Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, 1996 and
      1995.................................................................................................    F-4
     Consolidated Statements of Cash Flow for the years ended December 31, 1997, 1996 and 1995.............    F-5
     Notes to Consolidated Financial Statements............................................................    F-6

     (2) Financial Statements Schedules
     Schedule I -- Summary of Investments (The information required by this Schedule is presented in the
      financial statements and the notes thereto included in this Form 10-K.)..............................     --
     Schedule II -- Condensed Financial Information of Registrant..........................................   F-26
     Schedule III -- Supplementary Insurance Information...................................................   F-27


                                                                                                              PAGE
                                                                                                              ----
     Schedule IV -- Reinsurance (The information required by this Schedule is presented in the financial
      statements and the notes thereto included in this Form 10-K.)........................................     --
     Schedule VI  -- Supplemental Information Concerning Property/Casualty Insurance Operations............   F-27
     Report of Independent Accountants on the Financial Statement Schedules and Consent of Independent
      Accountants..........................................................................................   F-28

     All other financial statement schedules have been omitted as inapplicable.

     (3) Exhibits

     (3) Certificate of Incorporation and By-laws of PXRE Corporation. The Restated Certificate of Incorporation and By-laws of PXRE Corporation were previously filed with PXRE's Registration Statement on Form S-1 dated August 29, 1986, as amended by Amendment No. 1 thereto dated February 19, 1987 and by Amendment No. 2 thereto dated March 25, 1987 (File No. 33-8406), as Exhibits 3.1 and 3.2 thereto, and are incorporated herein by reference. The Certificate of Designations designating the Series A Cumulative Convertible Preferred Stock of PXRE Corporation was previously filed with PXRE's Registration Statement on Form S-2 dated February 21, 1992, as amended by Amendment No. 1 thereto dated April 1, 1992 and by Amendment No. 2 thereto dated April 13, 1992 and by Amendment No. 3 thereto dated April 23, 1992 (File No. 33-45893) as Exhibit 4.5 thereto, and is incorporated herein by reference. The Certificate of Amendment dated May 20, 1993 to PXRE's Restated Certificate of Incorporation was previously filed with PXRE's Registration Statement on Forms S-8 and S-3 dated June 3, 1993 (File No. 33-63768) as Exhibit 4.3 thereto, and is incorporated herein by reference. The Certificate of Amendment dated May 19, 1994 to PXRE's Restated Certificate of Incorporation was previously filed as Exhibit 3 to the Annual Report on Form 10-K of PXRE for the fiscal year ended December 31, 1994 (File No. 0-15428), and is incorporated herein by reference. The Certificate of Amendment dated December 9, 1996 to PXRE's Restated Certificate of Incorporation was previously filed with PXRE's Registration Statement on Form S-3 dated January 3, 1997 (File No. 333-19207), and is incorporated herein by reference. The Certificate of Merger of Transnational Re Corporation into PXRE Corporation, dated December 11, 1996, was previously filed as Exhibit 3 to the Annual Report on Form 10-K of PXRE for the fiscal year ended December 31, 1996 (File No. 0-15428), and is incorporated herein by reference. Article IV, Section 1 of the By-laws of PXRE Corporation, as amended on June 8, 1995, was previously filed as Exhibit 3 to the Annual Report on Form 10-K of PXRE for the fiscal year ended December 31, 1995 (File No. 0-15428), and is incorporated herein by reference. Article IV, Sections 8, 9, 10, 11 and 12 of the By-laws of PXRE Corporation was amended on October 16, 1997 and is attached hereto as Exhibit 3.

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

          4.2 Supplemental Indenture, dated as of January 24, 1997, between PXRE and State Street Bank and Trust Company, as Successor Trustee, relating to $75,000,000 original principal amount of 9.75% Senior Notes of PXRE due 2003 (Exhibit 4.2 to PXRE's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-15428), and incorporated herein by reference).

          4.3 Indenture, dated as of January 29, 1997, between PXRE and First Union National Bank, as Trustee (Exhibit 4.3 to PXRE's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-15428), and incorporated herein by reference).

          4.4 First Supplemental Indenture, dated as of January 29, 1997, between PXRE and First Union National Bank, as Trustee, in respect of PXRE's 8.85% Junior Subordinated Deferrable Interest Debentures due 2027 (Exhibit 4.4 to PXRE's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-15428), and incorporated herein by reference).

          4.5 Amended and Restated Declaration of Trust of PXRE Capital Trust I, dated as of January 29, 1997, among PXRE, as sponsor, the Administrators thereof, First Union Bank of Delaware, as Delaware Trustee, First Union National Bank, as Institutional Trustee, and the holders from time to time of undivided interests in the assets of PXRE Capital Trust I (Exhibit 4.5 to PXRE's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-15428), and incorporated herein by reference).

          4.6 Capital Securities Guarantee Agreement, dated as of January 29, 1997, between PXRE and First Union National Bank, as Guarantee Trustee (Exhibit 4.6 to PXRE's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No.0-15428), and incorporated herein by reference).

          4.7 Common Securities Guarantee Agreement, dated as of January 29, 1997, executed by PXRE (Exhibit 4.7 to PXRE's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-15428), and incorporated herein by reference).

     (10) Material Contracts. The material contracts of PXRE are as follows:

          10.1 Registration Rights Agreement, dated January 29, 1997, among PXRE, PXRE Capital Trust I and Salomon Brothers Inc, as Representative of the Initial Purchasers (Exhibit 10.1 to PXRE's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-15428), and incorporated herein by reference).

          10.2 Purchase Agreement among PXRE, PXRE Capital Trust I and Salomon Brothers Inc, as Representative of the Initial Purchasers, dated January 24, 1997 (Exhibit 10.2 to PXRE's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-15428), and incorporated herein by reference).

          10.3 PXRE Reinsurance Company Management Agreement among PXRE Reinsurance and, among others, Merrimack Mutual Fire Insurance Company ('Merrimack'), Pennsylvania Lumbermens Mutual Insurance Company ('Pennsylvania Lumbermens'), and NRMA Insurance Limited ('NRMA') (Exhibit
     10.1 to PXRE's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (File No. 0-15428), and incorporated herein by reference); letter dated November 28, 1990 from Pennsylvania Lumbermens confirming reduced participation (Exhibit 10.7 to PXRE's Form S-2 Registration Statement dated February 21, 1992, as amended by Amendment No. 1 thereto dated April 1, 1992 and by Amendment No. 2 thereto dated April 13, 1992 and by Amendment No. 3 thereto dated April 23, 1992 (File No. 33-45893), and incorporated herein by reference); cover notes respecting January 1997 renewals by Merrimack, Pennsylvania Lumbermens and NRMA and cover note respecting participation commencing January 1, 1997 by Auto-Owners Insurance Company ('Auto-Owners') (Exhibit 10.3 to PXRE's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File
     No. 0-15428), and incorporated herein by reference).

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

          10.9 Employee Stock Purchase Plan, as amended (Appendix A to PXRE's Proxy Statement dated April 23, 1993, and incorporated herein by reference).(M)

          10.10 Executive Long-Term Bonus Plan (Exhibit 10.6 to PXRE's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (File No. 0-15428), and incorporated herein by reference) and Amendment thereto made as of August 22, 1991 (Exhibit 10.14 to PXRE's Form S-2 Registration Statement dated February 21, 1992, as amended by Amendment No. 1 thereto dated April 1, 1992 and by Amendment No. 2 thereto dated April 13, 1992 and by Amendment No. 3 thereto dated April 23, 1992 (File No. 33-45893), and incorporated herein by reference).(M)

          10.11 Executive Severance Plan (Exhibit 10.1 to the Annual Report on Form 10-K of PXRE for the fiscal year ended December 31, 1989 (File No. 0-15428), and incorporated herein by reference).(M)

          10.12 1988 Stock Option Plan, as amended (Exhibit A to the first Prospectus forming part of PXRE's Form S-8 and S-3 Registration Statement dated June 21, 1990 (File No. 33-35521), and incorporated herein by reference).(M)

          10.13 1987 Stock Option Plan, as amended (Appendix B to PXRE's Proxy Statement dated April 13, 1990, and incorporated herein by reference).(M)

          10.14 Non-Employee Director Deferred Stock Plan (Appendix A to PXRE's Proxy Statement dated April 12, 1991, and incorporated herein by reference).(M)

          10.15 Restated Employee Annual Incentive Bonus Plan, as amended (Appendix A to PXRE's Proxy Statement dated April 30, 1997, and incorporated herein by reference).(M)


------------
(M) Indicates a management contract or compensatory plan or arrangement in which the directors and/or executive officers of PXRE participate.

          10.16 1992 Officer Incentive Plan, as amended (Appendix B to PXRE's Proxy Statement dated April 30, 1997 and incorporated herein by reference).(M)

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

          10.20 Services Agreement dated as of December 11, 1996 between PXRE Reinsurance Company and Transnational Reinsurance Company (Exhibit 10.20 to PXRE's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-15428), and incorporated herein by reference).

          10.21 Addendum No. 2 dated November 10, 1994 to the PXRE Group Amended and Restated Agreement Concerning Filing of Consolidated Federal Income Tax Returns (Exhibit 10.22 to the Annual Report on Form 10-K of PXRE for the fiscal year ended December 31, 1994 (File No. 0-15428), and incorporated herein by reference).

          10.22 Addendum No. 3 dated as of December 11, 1996 to the PXRE Group Amended and Restated Agreement Concerning Filing of Consolidated Federal Income Tax Returns (Exhibit 10.22 to PXRE's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-15428), and incorporated herein by reference).



------------
(M) Indicates a management contract or compensatory plan or arrangement in which the directors and/or executive officers of PXRE participate.

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

          10.25 Director Stock Option Plan (Appendix A to PXRE's Proxy Statement dated May 3, 1995, and incorporated herein by reference) and Amendment thereto made as of April 17, 1997 (attached hereto as Exhibit 10.25).(M)

          10.26 Amendment No. 3 to Investment Advisory Agreement between PXRE Reinsurance Company and Phoenix Investment Counsel, Inc. effective June 1, 1995 (Exhibit 10.26 to the Annual Report on Form 10-K of PXRE for the fiscal year ended December 31, 1995 (File No. 0-15428), and incorporated herein by reference).

          10.27 Agreement and Plan of Merger dated as of August 22, 1996 between PXRE and Transnational Re Corporation, as amended by Amendment No. 1 dated as of September 27, 1996 and Amendment No. 2 dated as of October 24, 1996 (Annex A to PXRE's Form S-4 Registration Statement dated October 30, 1996 (File No. 333-15087), and incorporated herein by reference).

          10.28 Amended and Restated Investment Advisory Agreement between Transnational Reinsurance Company and Phoenix Investment Counsel, Inc., dated November 8, 1993 (Exhibit 10.4 to Transnational Re Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 0-22376) and incorporated herein by reference), as amended by the Amendment thereto, effective June 1, 1995 (Exhibit 10.11 to Transnational Re Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (File No. 0-22376) and incorporated herein by reference).

          10.29 Investment Management Agreement, effective January 29, 1997 between PXRE Corporation and Phoenix Investment Counsel, Inc. (Exhibit
     10.29 to PXRE's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-15428), and incorporated herein by reference).

          10.30 Director Equity and Deferred Compensation Plan (Appendix C to PXRE's Proxy Statement dated April 30, 1997, and incorporated herein by reference).(M)


------------
(M) Indicates a management contract or compensatory plan or arrangement in which the directors and/or executive officers of PXRE participate.

          10.31 Management Agreement dated September 16, 1997 between PXRE Managing Agency and Whittington Insurance Services Limited (attached hereto as Exhibit 10.31).

          10.32 Lloyd's Deposit Trust Deed (Third Party Deposit) dated November 29, 1996 between PXRE Limited and PXRE Reinsurance (attached hereto as
     Exhibit 10.32).

          10.33 Letter of Credit dated November 22, 1996 issued by The Chase Manhattan Bank by order of PXRE Reinsurance for the benefit of Lloyd's (attached hereto as Exhibit 10.33).

          10.34 Lloyd's Security Trust Deed (Letter of Credit and Bank Guarantee) dated November 29, 1997 between PXRE Limited and Lloyds' (attached hereto as Exhibit 10.34).

          10.35 Operating Agreement of Cat Bond Investors, effective as of June 9, 1997 among Cat Bond Investors, Phoenix Home Life and PXRE (attached hereto as Exhibit 10.35).

     (11) Statement re computation of earnings per share (The information required by this Exhibit is presented in the financial statements and the notes thereto included in this Form 10-K.)

     (12) Statement re computation of ratios (attached hereto as Exhibit 12).

     (21) List of Subsidiaries. At December 31, 1997, PXRE had the following subsidiaries: PXRE Reinsurance Company, a Connecticut insurance company; Transnational Insurance Company, a Connecticut insurance company; PXRE Capital Trust I, a Delaware statutory business trust; PXRE Ltd., an English company (the sole member of PG Butler Syndicate 1224 at Lloyd's); PXRE Managing Agency Limited (the managing agency for PG Butler Syndicate 1224 at Lloyd's); PXRE Trading Corporation, a Delaware corporation; TREX Trading Corporation, a Delaware corporation; PX/TX Associates, a Delaware general partnership (of which PXRE Trading and TREX Trading are the only partners); CAT Fund, L.P., a
Delaware limited partnership (of which PX/TX Associates is the sole general partner and PXRE Trading and TREX Trading are the only limited partners); and Cat Bond Investors L.L.C. (of which PXRE and Phoenix Home Life are the only members). (See the discussion in this Form 10-K under the captions 'Business -- Introduction,' ' -- Lloyd's Syndicate 1224,' ' -- TREX Management Agreement' and ' -- Other Operations' and 'Management's Discussion and Analysis of Financial Condition and Results of Operations.')

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

                                     PXRE CORPORATION

                                     By         /s/ GERALD L. RADKE
                                     ..........................................
                                     GERALD L. RADKE, ITS CHAIRMAN OF THE BOARD,
                                        PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date: March 25, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of PXRE Corporation and in the capacity and on the dates indicated:

                SIGNATURE                                      TITLE                              DATE
------------------------------------------  --------------------------------------------   -------------------
           /S/ GERALD L. RADKE              Its Chairman of the Board, President and         March 25, 1998
 .........................................    Chief Executive Officer (Principal
            (GERALD L. RADKE)                 Executive Officer) and Director

          /S/ SANFORD M. KIMMEL             Its Senior Vice President, Treasurer and         March 25, 1998
 .........................................    Chief Financial Officer (Principal
           (SANFORD M. KIMMEL)                Financial Officer and Principal Accounting
                                              Officer)

                    *                       Director                                         March 25, 1998
 .........................................
          (ROBERT W. FIONDELLA)

                    *                       Director                                         March 25, 1998
 .........................................
           (FRANKLIN D. HAFTL)

                    *                       Director                                         March 25, 1998
 .........................................
             (BERNARD KELLY)

                    *                       Director                                         March 25, 1998
 .........................................
             (WENDY LUSCOMBE)

                    *                       Director                                         March 25, 1998
 .........................................
              (EDWARD LYONS)

                    *                       Director                                         March 25, 1998
 .........................................
          (PHILIP R. MCLOUGHLIN)

                    *                       Director                                         March 25, 1998
 .........................................
           (DAVID W. SEARFOSS)

                    *                       Director                                         March 25, 1998
 .........................................
          (DONALD H. TRAUTLEIN)

                    *                       Director                                         March 25, 1998
 .........................................
              (WILSON WILDE)

         *By: /S/ GERALD L. RADKE
 .........................................
            (GERALD L. RADKE)
             ATTORNEY-IN-FACT

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of PXRE CORPORATION

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders' equity and of cash flow present fairly, in all material respects, the financial position of PXRE Corporation and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flow for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

New York, New York
February 12, 1998

                                PXRE CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                                            DECEMBER 31,
                                                                                    ----------------------------
                                                                                        1997            1996
                                                                                    ------------    ------------
                                     ASSETS
Investments:
  Fixed maturities, available-for-sale, at fair value (amortized cost
    $399,145,000 and $393,962,000, respectively).................................   $405,949,411    $394,551,703
  Equity securities, at fair value (cost $21,049,000 and $6,850,000).............     19,748,877       7,796,392
  Short-term investments.........................................................     52,904,819      59,791,879
  Other invested assets, at fair value (cost $42,375,000)........................     42,857,341               0
                                                                                    ------------    ------------
     Total investments...........................................................    521,460,448     462,139,974
Cash.............................................................................      6,277,876       4,938,481
Accrued investment income........................................................      6,257,162       5,046,899
Receivables:
  Unreported premiums............................................................     14,131,034      16,849,578
  Balances due from intermediaries and brokers...................................      5,978,439       6,279,368
  Other receivables..............................................................     20,575,692       9,281,392
Reinsurance recoverable..........................................................     14,242,278      18,065,126
Ceded unearned premiums..........................................................      2,531,453       3,728,424
Deferred acquisition costs.......................................................      2,965,741       1,449,050
Other assets.....................................................................     14,531,423      15,545,914
                                                                                    ------------    ------------
          Total assets...........................................................   $608,951,546    $543,324,206
                                                                                    ------------    ------------
                                                                                    ------------    ------------
                                   LIABILITIES
Losses and loss expenses.........................................................   $ 57,189,454    $ 70,977,449
Unearned premiums................................................................     18,485,042      11,042,260
Notes payable....................................................................     21,414,000      64,725,000
Other liabilities................................................................     25,661,460      38,901,719
                                                                                    ------------    ------------
          Total liabilities......................................................    122,749,956     185,646,428
                                                                                    ------------    ------------
Minority Interest in Consolidated Subsidiary:
  Company-obligated mandatorily redeemable capital trust pass-through securities of subsidiary trust holding solely a company-guaranteed related
     subordinated debt...........................................................     99,513,194               0

                              STOCKHOLDERS' EQUITY
Serial preferred stock, $.01 par value -- 500,000 shares authorized; 0
  shares issued and outstanding..................................................              0               0
Common stock, $.01 par value -- 40,000,000 shares authorized; 14,806,347 and
  14,705,782 shares issued, respectively.........................................        148,063         147,058
Additional paid-in capital.......................................................    255,060,792     252,978,182
Net unrealized appreciation on investments, net of deferred income tax
  expense of $1,940,000 and $306,000.............................................      3,173,006         568,405
Retained earnings................................................................    150,749,451     118,705,257
Treasury stock at cost (1,042,752 and 750,876 shares)............................    (21,660,108)    (14,090,289)
Restricted stock at cost (64,403 and 53,279 shares)..............................       (782,808)       (630,835)
                                                                                    ------------    ------------
          Total stockholders' equity.............................................    386,688,396     357,677,778
                                                                                    ------------    ------------
               Total liabilities and stockholders' equity........................   $608,951,546    $543,324,206
                                                                                    ------------    ------------
                                                                                    ------------    ------------

        The accompanying notes are an integral part of these statements.

                                PXRE CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                             YEARS ENDED DECEMBER 31,
                                                                    -------------------------------------------
                                                                        1997           1996            1995
                                                                    ------------    -----------    ------------
Revenues
  Net premiums earned............................................   $ 91,415,240    $72,795,454    $ 97,141,693
  Net investment income..........................................     31,190,625     16,782,371      14,729,566
  Net realized investment gains..................................      2,467,338         94,158          85,302
  Management fees: Non-affiliate.................................      3,005,657      3,519,703       2,891,128
                   TREX..........................................              0      2,512,303       3,526,213
                                                                    ------------    -----------    ------------
                                                                     128,078,860     95,703,989     118,373,902
                                                                    ------------    -----------    ------------
Losses and expenses
  Losses and loss expenses incurred..............................     12,491,324     18,563,608      34,716,270
  Commissions and brokerage......................................     19,137,822     12,873,668      13,251,070
  Other operating expenses.......................................     15,716,150     12,261,949      11,236,843
  Interest expense...............................................      3,324,900      6,957,057       7,143,097
  Minority interest in consolidated subsidiary...................      8,183,514              0               0
                                                                    ------------    -----------    ------------
                                                                      58,853,710     50,656,282      66,347,280
                                                                    ------------    -----------    ------------
Income before income taxes, extraordinary item and equity in net
  earnings of TREX...............................................     69,225,150     45,047,707      52,026,622
Equity in net earnings of TREX...................................              0      3,897,568       5,947,956
Income tax provision.............................................     22,198,000     15,644,000      18,189,000
                                                                    ------------    -----------    ------------
Income before extraordinary loss.................................     47,027,150     33,301,275      39,785,578
Extraordinary loss on debt redemption, net of $1,493,000 income
  tax benefit....................................................      2,773,690              0               0
                                                                    ------------    -----------    ------------
Net income.......................................................   $ 44,253,460    $33,301,275    $ 39,785,578
                                                                    ------------    -----------    ------------
                                                                    ------------    -----------    ------------
Preferred stock dividend.........................................   $          0    $         0    $    598,928
                                                                    ------------    -----------    ------------
                                                                    ------------    -----------    ------------
Net income available to common stockholders......................   $ 44,253,460    $33,301,275    $ 39,186,650
                                                                    ------------    -----------    ------------
                                                                    ------------    -----------    ------------
Per share
  Basic:
    Income before extraordinary item.............................          $3.41          $3.73           $4.81
                                                                    ------------    -----------    ------------
    Extraordinary loss...........................................           0.20           0.00            0.00
                                                                    ------------    -----------    ------------
                                                                    ------------    -----------    ------------
    Net income...................................................          $3.21          $3.73           $4.81
                                                                    ------------    -----------    ------------
                                                                    ------------    -----------    ------------
    Average shares outstanding...................................     13,775,844      8,921,886       8,149,833
                                                                    ------------    -----------    ------------
                                                                    ------------    -----------    ------------
  Diluted:
    Income before extraordinary item.............................          $3.39          $3.69           $4.52
    Extraordinary loss...........................................           0.20           0.00            0.00
                                                                    ------------    -----------    ------------
    Net income...................................................          $3.19          $3.69           $4.52
                                                                    ------------    -----------    ------------
                                                                    ------------    -----------    ------------
    Average shares outstanding...................................     13,892,760      9,019,655       8,811,504
                                                                    ------------    -----------    ------------
                                                                    ------------    -----------    ------------

        The accompanying notes are an integral part of these statements.

                                PXRE CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                               UNREALIZED
                                                               ADDITIONAL     APPRECIATION
                                       PREFERRED    COMMON      PAID-IN      (DEPRECIATION)     RETAINED       TREASURY
                                         STOCK      STOCK       CAPITAL      ON INVESTMENTS     EARNINGS        STOCK
                                       ---------   --------   ------------   --------------   ------------   ------------
Balance at January 1, 1995...........    $ 100     $ 69,216   $116,888,369    $ (5,976,354)   $ 57,933,848   $ (1,860,687)
Net income...........................                                                           39,785,578
Conversion of preferred stock........     (100)                    (20,260)
Issuance of common stock.............                20,623        692,869
Issuance of treasury stock...........                                                                             141,228
Issuance of restricted stock.........
Amortization of restricted stock.....
Dividends:
    Preferred stock..................                                                             (598,928)
    Common stock.....................                                                           (5,237,664)
Change in fair value for the year,
  net................................                                            8,488,420
Equity in net change in TREX
  appreciation.......................                                            1,270,434
Other................................                              107,070
                                       ---------   --------   ------------   --------------   ------------   ------------
Balance at December 31, 1995.........        0       89,839    117,668,048       3,782,500      91,882,834     (1,719,459)
Net income...........................                                                           33,301,275
Issuance of common stock.............                   417        823,192
Issuance of common stock in TREX
  merger.............................                56,802    134,304,932
Issuance of treasury stock...........                                                                             166,745
Repurchase of treasury stock.........                                                                         (12,537,575)
Issuance of restricted stock.........
Amortization of restricted stock.....
Dividends paid to common
  stockholders.......................                                                           (6,478,852)
Change in fair value for the year,
  net................................                                           (2,799,292)
Equity in net change in TREX
  depreciation.......................                                             (414,803)
Other................................                              182,010
                                       ---------   --------   ------------   --------------   ------------   ------------
Balance at December 31, 1996.........        0      147,058    252,978,182         568,405     118,705,257    (14,090,289)
Net income...........................                                                           44,253,460
Issuance of common stock.............                 1,005      1,748,520
Repurchase of treasury stock.........                                                                          (7,464,583)
Issuance of restricted stock.........
Amortization of restricted stock.....
Dividends paid to common
  stockholders.......................                                                          (12,209,266)
Change in fair value for the year,
  net................................                                            2,604,601
Other................................                              334,090                                       (105,236)
                                       ---------   --------   ------------   --------------   ------------   ------------
Balance at December 31, 1997.........    $   0     $148,063   $255,060,792    $  3,173,006    $150,749,451   $(21,660,108)
                                       ---------   --------   ------------   --------------   ------------   ------------
                                       ---------   --------   ------------   --------------   ------------   ------------
                                                              TOTAL
                                             RESTRICTED   STOCKHOLDERS'
                                               STOCK         EQUITY
                                             ----------   -------------
Balance at January 1, 1995.................  $ (283,550)  $ 166,770,942
Net income.................................                  39,785,578
Conversion of preferred stock..............                     (20,360)
Issuance of common stock...................                     713,492
Issuance of treasury stock.................                     141,228
Issuance of restricted stock...............    (499,005)       (499,005)
Amortization of restricted stock...........     240,969         240,969
Dividends:
    Preferred stock........................                    (598,928)
    Common stock...........................                  (5,237,664)
Change in fair value for the year, net.....                   8,488,420
Equity in net change in TREX appreciation..                   1,270,434
Other......................................                     107,070
                                             ----------   -------------
Balance at December 31, 1995...............    (541,586)    211,162,176
Net income.................................                  33,301,275
Issuance of common stock...................                     823,609
Issuance of common stock in TREX merger....                 134,361,734
Issuance of treasury stock.................                     166,745
Repurchase of treasury stock...............                 (12,537,575)
Issuance of restricted stock...............    (501,027)       (501,027)
Amortization of restricted stock...........     411,778         411,778
Dividends paid to common stockholders......                  (6,478,852)
Change in fair value for the year, net.....                  (2,799,292)
Equity in net change in TREX depreciation..                    (414,803)
Other......................................                     182,010
                                             ----------   -------------
Balance at December 31, 1996...............    (630,835)    357,677,778
Net income.................................                  44,253,460
Issuance of common stock...................                   1,749,525
Repurchase of treasury stock...............                  (7,464,583)
Issuance of restricted stock...............    (741,988)       (741,988)
Amortization of restricted stock...........     585,263         585,263
Dividends paid to common
  stockholders.............................                 (12,209,266)
Change in fair value for the year, net.....                   2,604,601
Other......................................       4,752         233,606
                                             ----------   -------------
Balance at December 31, 1997...............  $ (782,808)  $ 386,688,396
                                             ----------   -------------
                                             ----------   -------------

   The accompanying notes are an integral part of these statements.

                                PXRE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                             YEARS ENDED DECEMBER 31,
                                                                  ----------------------------------------------
                                                                      1997             1996            1995
                                                                  -------------    ------------    -------------
Cash flow from operating activities
     Net income................................................   $  44,253,460    $ 33,301,275    $  39,785,578
     Adjustments to reconcile net income to net cash provided
       by operating activities:
          Losses and loss expenses.............................     (13,787,994)    (12,964,561)      (9,116,644)
          Unearned premiums....................................       8,639,753      (5,077,857)         691,911
          Deferred acquisition costs...........................      (1,516,691)      1,284,615         (701,788)
          Receivables..........................................     (12,764,637)     14,313,128       (3,177,725)
          Reinsurance balances payable.........................      (5,082,885)     (3,431,682)         (18,467)
          Reinsurance recoverable..............................       3,822,847       4,511,644       11,306,688
     Income tax recoverable....................................      (3,139,559)      1,126,162          477,805
     Equity in net earnings of TREX............................               0      (3,574,171)      (5,849,161)
     Other.....................................................        (797,805)     (1,455,299)        (985,918)
                                                                  -------------    ------------    -------------
               Net cash provided by operating activities.......      19,626,489      28,033,254       32,412,279
                                                                  -------------    ------------    -------------
Cash flow from investing activities
     Cost of fixed maturity investments........................    (294,637,213)    (83,760,831)    (176,462,916)
     Fixed maturity investments matured/disposed...............     290,013,188      62,189,176      171,764,371
     Payable for securities....................................               0      (2,496,232)       2,496,232
     Cost of equity securities.................................     (17,372,574)     (1,849,539)      (5,000,000)
     Equity securities disposed................................       3,172,678               0                0
     Investment in joint venture...............................               0               0       (2,000,000)
     Cash acquired from merger with TREX.......................               0       1,260,611                0
     Net change in short-term investments......................       8,742,789      22,485,844      (14,909,109)
     Net change in other invested assets.......................     (42,375,000)              0                0
                                                                  -------------    ------------    -------------
               Net cash used by investing activities...........     (52,456,132)     (2,170,971)     (24,111,422)
                                                                  -------------    ------------    -------------
Cash flow from financing activities
     Proceeds from issuance of common stock....................         855,570         489,327          335,355
     Cash dividends paid to preferred stockholders.............               0               0         (933,061)
     Cash dividends paid to common stockholders................     (12,209,266)     (6,478,852)      (5,237,664)
     Issuance of minority interest in consolidated
       subsidiary..............................................      99,509,000               0                0
     Repurchase of debt........................................     (46,521,683)     (3,235,250)      (2,016,188)
     Cost of treasury stock....................................      (7,464,583)    (12,537,575)               0
                                                                  -------------    ------------    -------------
               Net cash provided (used) by financing
                 activities....................................      34,169,038     (21,762,350)      (7,851,558)
                                                                  -------------    ------------    -------------
     Net change in cash........................................       1,339,395       4,099,933          449,299
     Cash, beginning of period.................................       4,938,481         838,548          389,249
                                                                  -------------    ------------    -------------
     Cash, end of period.......................................   $   6,277,876    $  4,938,481    $     838,548
                                                                  -------------    ------------    -------------
                                                                  -------------    ------------    -------------
Supplemental disclosure of cash flow information
     Non cash investing and financing activities:
          Fair value of assets acquired........................   $           0    $161,130,734    $           0
          Liabilities assumed..................................               0      28,496,767                0
                                                                  -------------    ------------    -------------
               Stock issued in merger with TREX................   $           0    $132,633,967    $           0
                                                                  -------------    ------------    -------------
                                                                  -------------    ------------    -------------

        The accompanying notes are an integral part of these statements.

                                PXRE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

1. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND CONSOLIDATION

     The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles ('GAAP'). These statements reflect the consolidated operations of PXRE Corporation and its subsidiaries (collectively referred to as 'PXRE'), PXRE Reinsurance Company ('PXRE Reinsurance'), PXRE Trading Corporation ('PXRE Trading'), Cat Fund L.P., PXRE Capital Trust I, PXRE Ltd. and PXRE Managing Agency Limited. The U.K. operations of PXRE Ltd. and PXRE Managing Agency Limited are included in the consolidated results on a one quarter lag period. In addition, following the merger of PXRE and Transnational Re Corporation ('TREX') as described further in
Note 2, the consolidated operations include Transnational Insurance Company ('Transnational Insurance'), formerly Transnational Reinsurance Company and TREX Trading Corporation ('TREX Trading') since December 11, 1996. During the year ended December 31, 1995 and the period up to December 11, 1996, PXRE owned approximately 21% of TREX, which in turn owned 100% of Transnational Insurance, and accounted for this investment under the equity method. Following the merger, Transnational Insurance became a wholly-owned subsidiary of PXRE Reinsurance. All material transactions between the consolidated companies have been eliminated in preparing these consolidated financial statements.

     Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Certain reclassifications have been made for 1996 and 1995 to conform with the 1997 presentation.

INVESTMENT AT EQUITY

     Investments in affiliated companies which are less than majority owned are accounted for under the equity method.

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

                                PXRE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

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

INVESTMENTS

     Fixed maturity investments and unaffiliated equity securities are considered available-for-sale and are reported at fair value. Unrealized gains and losses, as a result of temporary changes in fair value during the period such investments are held, are reflected net of income taxes in stockholders' equity. Unrealized losses which are not temporary are charged to operations. Short-term investments, which have an original maturity of one year or less, are carried at amortized cost which approximates fair value. Short term investments also include limited partnerships which invest primarily in Treasury securities and provide for fund withdrawals upon 30 days notice; these are reported under the equity method. Other invested assets include investments in limited partnerships reported under the equity method which includes the cost of the investment and subsequent proportional share of the partnership earnings. Realized gains or losses on disposition of investments are determined on the basis of specific identification. The amortization of premiums and accretion of discount for fixed maturity investments is computed utilizing the interest method. The effective yield under the interest method is adjusted for anticipated prepayments.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     Fair values of certain assets and liabilities are based on published market values, if available, or estimates based upon fair values of similar issues. Fair values are reported in Notes 5 and 6.

                                PXRE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

DEBT ISSUANCE COSTS

     Debt issuance costs associated with the issuance of Senior Notes and the issuance of $100 million 8.85% Capital Trust Pass-through Securities'sm' (TRUPS'sm') are being amortized over the term of the related outstanding debt on a straight-line method.

EXCESS OF FAIR MARKET VALUE OF NET ASSETS OF BUSINESS ACQUIRED OVER COST

     The excess of fair market value of net assets of TREX business acquired over cost is included in other liabilities and is amortized on a straight-line basis over three years.

FOREIGN EXCHANGE

     Foreign currency assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Resulting gains and losses are reflected in income for the period.

     The effect of the translation adjustments for the Lloyd's of London operations will be recorded as a cumulative translation adjustment in a separate component of stockholders' equity, net of applicable deferred income taxes; the translation adjustment at December 31, 1997 was not material.

FEDERAL INCOME TAXES

     Deferred tax assets and liabilities reflect the expected future tax consequences of temporary differences between carrying amounts and the tax bases of PXRE's assets and liabilities.

EARNINGS PER SHARE

     Effective December 31, 1997, PXRE adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share ('SFAS No. 128') which requires replacing primary earnings per share with basic earnings per share disclosure and fully diluted earnings per share with diluted earnings per share disclosure. Basic earnings per share are determined by dividing net earnings (after deducting cumulative preferred stock dividends) by the weighted average number of common shares outstanding. On a diluted basis both net earnings and shares outstanding are adjusted to reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity, unless the effect of the assumed conversion is anti-dilutive. SFAS No. 128 requires restatement of all prior period earning per share data presented.

STOCK-BASED COMPENSATION

     PXRE accounts for its stock options in accordance with the provisions of Accounting Principles Board Opinion No. 25 ('APB'). The effect of SFAS No. 123, Accounting for Stock-Based compensation is not material on net income and earnings per share.

                                PXRE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

2. ACQUISITION

     On December 11, 1996, PXRE acquired TREX. The acquisition was accounted for using the purchase method of accounting, and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair values at the date of merger. The excess of the fair value of the net assets acquired over the purchase price, amounting to approximately $8,087,000, has been recorded as negative goodwill in other liabilities and is being amortized on a straight-line basis over 3 years.

     The net income of TREX included in PXRE's consolidated results of operations from the date of acquisition amounted to $1,253,000 in 1996. On the basis of unaudited pro forma consolidation of the results of operations as if the acquisition had taken place at the beginning of 1996 and 1995, consolidated net revenues would have been $153,410,000 and $193,972,000 for 1996 and 1995 respectively. Consolidated unaudited pro forma net income and diluted net income per share would have been $49,161,000 and $3.42 in 1996 and $60,755,000 and $4.19 in 1995. Such unaudited pro forma amounts are not necessarily indicative of what the actual consolidated results of net income might have been if the merger had been effective at the beginning of 1995.

MANAGEMENT AGREEMENT

     Under the Management Agreement between TREX, Transnational Insurance and PXRE Reinsurance, Transnational Insurance paid PXRE Reinsurance an annual basic management fee equal to 5% of Transnational Insurance's gross written premiums. TREX was also required to reimburse PXRE for all expenses directly attributable to it. This agreement terminated upon the acquisition.

3. BUSINESS, RISKS AND OTHER MATTERS

     PXRE, through its wholly-owned subsidiaries PXRE Reinsurance and Transnational Insurance provides treaty and facultative reinsurance to primary insurers and reinsurers on commercial and personal property risks, and marine and aerospace risks. Its London-based managing agency oversees the operations of PXRE's underwriting syndicate at Lloyd's-PG Butler Syndicate 1224, which commenced operations in 1997, extending PXRE's underwriting opportunities in these and other similar short-tail lines of business. PXRE's newly formed excess and surplus lines operation will specialize in short-tail property type risks to be written as insurance commencing in 1998.

                                PXRE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

     PXRE solicits its treaty and facultative reinsurance business from the worldwide reinsurance brokerage market, committing and withholding its underwriting capacity and altering its mix of business to focus on business where management believes that above average underwriting results can be achieved. To supplement its underwriting capacity and generate management fee income, PXRE manages business for other insurers and reinsurers through retrocessional agreements and management agreements. In recent years, PXRE has been pursuing a strategy of focusing on catastrophe-related coverages and diversifying its exposures by writing a substantial amount of international reinsurance. See 'Certain Risks and Uncertainties' in Management's Discussion and Analysis of Financial Condition and Results of Operations for further information regarding PXRE's business and risks affecting these consolidated financial statements.

4. UNDERWRITING PROGRAMS

     Premiums written and earned for the years ended December 31, 1997, 1996 and 1995 are as follows:

                                                             1997            1996            1995
                                                         ------------    ------------    ------------
Premiums written
     Assumed..........................................   $126,231,727    $114,347,965    $155,380,180
                                                         ------------    ------------    ------------
     Ceded: Managed business participants.............    (16,533,918)    (21,237,657)    (26,773,867)
            Catastrophe coverage......................     (9,642,815)     (5,427,393)     (6,180,126)
            TREX management agreement.................              0     (19,965,317)    (24,790,377)
                                                         ------------    ------------    ------------
     Total reinsurance premiums ceded.................    (26,176,733)    (46,630,367)    (57,744,370)
                                                         ------------    ------------    ------------
     Net premiums written.............................   $100,054,994    $ 67,717,598    $ 97,635,810
                                                         ------------    ------------    ------------
                                                         ------------    ------------    ------------
Premiums earned
     Assumed..........................................   $119,609,970    $120,727,383    $154,155,712
     Ceded............................................    (28,194,730)    (47,931,929)    (57,014,019)
                                                         ------------    ------------    ------------
     Net premiums earned..............................   $ 91,415,240    $ 72,795,454    $ 97,141,693
                                                         ------------    ------------    ------------
                                                         ------------    ------------    ------------

     Substantially all premiums written were assumed through reinsurance brokers or intermediaries. In 1997, 1996 and 1995, three, two and two reinsurance intermediaries, respectively, individually accounted for more than 10% of gross premiums written, and collectively accounted for approximately 55%, 36% and 34% of gross premiums written, respectively.

     Under the terms of the management agreement described in Note 2, PXRE retroceded $19,965,000 and $24,790,000 of premiums written to Transnational Insurance in 1996 and 1995, respectively.

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

     The components of reinsurance recoverable as stated in the December 31, 1997 and 1996 consolidated balance sheets are as follows:

                                                                     1997           1996
                                                                  -----------    -----------
Losses and loss expense liabilities............................   $12,733,457    $15,633,287
Loss payments..................................................     1,508,821      2,431,839
                                                                  -----------    -----------
                                                                  $14,242,278    $18,065,126
                                                                  -----------    -----------
                                                                  -----------    -----------

     The components of losses and loss expenses incurred as shown in the December 31, 1997, 1996 and 1995 consolidated statements of income are as follows:

                                                                1997           1996           1995
                                                             -----------    -----------    -----------
Assumed...................................................   $14,622,683    $37,837,120    $49,370,127
Ceded.....................................................    (2,131,359)   (19,273,512)   (14,653,857)
                                                             -----------    -----------    -----------
Net.......................................................   $12,491,324    $18,563,608    $34,716,270
                                                             -----------    -----------    -----------
                                                             -----------    -----------    -----------

     Activity in the losses and loss expense liability for the years ended December 31, 1997, 1996 and 1995 is summarized as follows:

                                                                1997           1996           1995
                                                             -----------    -----------    -----------
Net balance January 1.....................................   $55,309,304    $44,424,388    $46,044,699
     Plus reinsurance recoverables........................    15,668,145     28,294,526     35,790,859
                                                             -----------    -----------    -----------
Gross balance at January 1................................    70,977,449     72,718,914     81,835,558
                                                             -----------    -----------    -----------
Gross reserves of TREX at date of acquisition.............             0      9,588,507              0
Incurred related to:
     Current year.........................................    19,343,536     27,327,387     43,388,163
     Prior years..........................................    (4,720,853)    10,509,733      5,981,969
                                                             -----------    -----------    -----------
          Total incurred..................................    14,622,683     37,837,120     49,370,132
                                                             -----------    -----------    -----------
Paid related to:
     Current year.........................................     4,703,497      6,468,736     16,885,840
     Prior years..........................................    23,707,181     42,698,356     41,600,936
                                                             -----------    -----------    -----------
          Total paid......................................    28,410,678     49,167,092     58,486,776
                                                             -----------    -----------    -----------
Gross balance at December 31..............................   $57,189,454    $70,977,449    $72,718,914
                                                             -----------    -----------    -----------
                                                             -----------    -----------    -----------

     As a result of changes in estimates of insured events in prior years, the net provision for losses and loss expenses experienced savings of $3,917,000 in 1997 primarily related to the Eurotunnel fire and Hurricane Fran where redundant reserves were recognized of approximately $1,644,000 and $1,440,000, respectively. In addition, prior-year losses originally thought to have triggered market loss coverage thresholds have now proven to be redundant by approximately $1,800,000 resulting in the reversal of recorded losses in the first quarter of 1997. The loss ratio was unfavorably affected by increase to reserves of $3,249,000 in 1996 due primarily to Hurricanes Marilyn and Luis and $4,311,000 in 1995 primarily due to the Northridge earthquake.

                                PXRE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

5. INVESTMENTS

     The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value of investments in fixed maturities and equity securities as of December 31, 1997 and 1996 are shown below:

                                                                         GROSS         GROSS        ESTIMATED
                                                        AMORTIZED      UNREALIZED    UNREALIZED        FAIR
                                                           COST          GAINS         LOSSES         VALUE
                                                       ------------    ----------    ----------    ------------
1997
United States government securities.................   $165,575,920    $1,921,776    $   49,670    $167,448,026
Foreign government securities.......................     28,112,102     1,238,962       258,908      29,092,156
United States government agency mortgage and
  asset-backed securities...........................     24,095,423       716,453     1,205,225      23,606,651
Other mortgage and asset-backed securities..........     72,199,621     1,203,520        43,839      73,359,302
Obligations of states and political subdivisions....    104,000,786     3,487,315        32,925     107,455,176
Public utilities and industrial and miscellaneous
  securities........................................      5,160,680        83,662       256,242       4,988,100
                                                       ------------    ----------    ----------    ------------
     Total fixed maturities.........................   $399,144,532    $8,651,688    $1,846,809    $405,949,411
                                                       ------------    ----------    ----------    ------------
                                                       ------------    ----------    ----------    ------------
Equity securities...................................   $ 21,049,420    $1,162,275    $2,462,818    $ 19,748,877
                                                       ------------    ----------    ----------    ------------
                                                       ------------    ----------    ----------    ------------

1996
United States government securities.................   $180,519,485    $1,570,671    $  876,482    $181,213,674
United States government agency mortgage and
  asset-backed securities...........................     87,861,645     1,515,801     2,743,510      86,633,936
Other mortgage and asset-backed securities..........     55,313,776       645,089       252,128      55,706,737
Obligations of states and political subdivisions....     70,267,795       810,409        80,848      70,997,356
                                                       ------------    ----------    ----------    ------------
     Total fixed maturities.........................   $393,962,701    $4,541,970    $3,952,968    $394,551,703
                                                       ------------    ----------    ----------    ------------
                                                       ------------    ----------    ----------    ------------
Equity securities...................................   $  6,849,538    $  946,854    $        0    $  7,796,392
                                                       ------------    ----------    ----------    ------------
                                                       ------------    ----------    ----------    ------------

                                PXRE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

     Proceeds, gross realized gains, and gross realized losses from sales of fixed maturity investments before maturity date or securities that prepay and from sales of equity securities were as follows:

                                                    1997           1996            1995
                                                ------------    -----------    ------------
Proceeds
     Fixed maturities........................   $281,200,500    $54,359,191    $126,497,804
                                                ------------    -----------    ------------
                                                ------------    -----------    ------------
     Equity securities.......................   $  3,883,703    $ 1,532,961    $          0
                                                ------------    -----------    ------------
                                                ------------    -----------    ------------
Gross gains
     Fixed maturities........................   $  3,443,425    $   540,687    $  2,303,300
     Equity securities.......................        807,238         85,711               0
                                                ------------    -----------    ------------
                                                   4,250,663        626,398       2,303,300
Gross losses
     Fixed maturities........................     (1,621,134)      (532,240)     (2,217,998)
     Other...................................       (162,191)             0               0
                                                ------------    -----------    ------------
                                                  (1,783,325)      (532,240)     (2,217,998)
Net realized gains...........................   $  2,467,338    $    94,158    $     85,302
                                                ------------    -----------    ------------
                                                ------------    -----------    ------------

     The components of net investment income were as follows:

                                                    1997           1996            1995
                                                ------------    -----------    ------------
Fixed maturity investments...................   $25,835,051     $15,642,139    $12,896,608
Equity securities............................       180,956          42,062         76,704
Short-term investments.......................     5,646,704       1,744,703      2,019,693
Other invested assets........................       442,504               0              0
                                                ------------    -----------    ------------
                                                 32,105,215      17,428,904     14,993,005
Less investment expenses.....................       914,590         646,533        263,439
                                                ------------    -----------    ------------
Net investment income........................   $31,190,625     $16,782,371    $14,729,566
                                                ------------    -----------    ------------
                                                ------------    -----------    ------------

     Investment expenses primarily represent fees paid to Phoenix Duff & Phelps Corporation, a public majority-owned subsidiary of Phoenix Home Life Mutual Insurance Company which owned 4.6% of the outstanding common stock of PXRE at December 31, 1997.

                                PXRE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

INVESTMENT MATURITY DISTRIBUTIONS

     The amortized cost and estimated fair value of fixed maturity investments at December 31, 1997 by contractual maturity date is shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                ESTIMATED
                                                      AMORTIZED                    FAIR
MATURITY                                                 COST          %          VALUE          %
--------------------------------------------------   ------------    -----     ------------    -----
One year or less..................................   $ 49,842,981     12.5%    $ 49,945,841     12.3%
Over 1 through 5 years............................    149,943,785     37.6      151,624,989     37.4
Over 5 through 10 years...........................     57,659,423     14.5       59,703,791     14.7
Over 10 through 20 years..........................     20,223,270      5.0       20,752,816      5.1
Over 20 years.....................................     25,180,029      6.3       26,956,021      6.6
                                                     ------------    -----     ------------    -----
                                                      302,849,488     75.9      308,983,458     76.1
United States government agency and other mortgage
  and asset-backed securities.....................     96,295,044     24.1       96,965,953     23.9
                                                     ------------    -----     ------------    -----
     Total........................................   $399,144,532    100.0%    $405,949,411    100.0%
                                                     ------------    -----     ------------    -----
                                                     ------------    -----     ------------    -----

     In addition to fixed maturities, PXRE held $52,905,000 and $59,792,000 of short-term investments at December 31, 1997 and 1996, respectively, comprised principally of high-grade commercial paper, U.S. Treasury bills and other investments with original maturities of one year or less. PXRE also held $42,857,000 of other invested assets at December 31, 1997 comprised of investments in various limited partnerships accounted for under the equity method.

RESTRICTED ASSETS

     Under the terms of certain reinsurance agreements, irrevocable letters of credit in the amount of $1,595,000 were issued at December 31, 1997, in respect of reported loss reserves and unearned premiums. Investments with a par value of $4,000,000 have been pledged as collateral with issuing banks. In addition, securities with a par value of $11,126,000 at December 31, 1997 were on deposit with various state insurance departments in order to comply with insurance laws.

     PXRE, in connection with the startup of PXRE Ltd.'s Syndicate No. 1224, has placed on deposit $43,175,000 par value of United States government securities as collateral for Lloyd's of London. In addition, PXRE issued a letter of credit for the benefit of Lloyd's of London in the amount of $15,355,000. The letter of credit is collateralized by United States government securities of approximately the same amount. All invested assets of Syndicate 1224 amounting to $2,846,000 at December 31, 1997 are restricted from being paid as a dividend for three years.

                                PXRE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


6. NOTES PAYABLE AND CREDIT ARRANGEMENTS

     In January 1997, PXRE issued $100,000,000 of 8.85% Company-Obligated Mandatorily Redeemable Capital Trust Pass-through Securities of Subsidiary Trust holding solely a Company-Guaranteed Related Subordinated Debt ('TRUPS'). The fair value of the TRUPS is $105,194,000 at December 31, 1997. Interest is payable on the TRUPS semi-annually. The notes are redeemable on or after February 1, 2007 at the option of PXRE, initially at 104.180% declining to 100.418% at February 1, 2016, and 100% thereafter.

     PXRE has 9.75% Senior Notes with a net balance outstanding at December 31, 1997 of $21,414,000 which approximates fair value. Interest is payable on the Senior Notes semi-annually. The notes are due August 15, 2003 and are redeemable on or after August 15, 1998 at the option of PXRE, initially at 103.656%, declining to 100% at August 15, 2001 and thereafter, plus accrued and unpaid interest. The notes contain certain restrictions on the ability to incur additional indebtedness, issue stock, pay dividends, repurchase stock, sell or transfer assets and certain other matters.

     Interest paid was $8,707,000, $6,469,000 and $6,728,000 for 1997, 1996 and
1995, respectively.

7. INCOME TAXES

     The components of the provision for income taxes for the years ended December 31, 1997, 1996 and 1995 are as follows:

                                                                1997           1996           1995
                                                             -----------    -----------    -----------
Current
     Federal..............................................   $18,014,000    $14,310,000    $15,265,000
     State and local......................................       515,000        319,000        374,000
     Foreign..............................................       706,000        539,000      2,109,000
                                                             -----------    -----------    -----------
                                                              19,235,000     15,168,000     17,748,000
Deferred..................................................     2,963,000        476,000        441,000
                                                             -----------    -----------    -----------
Income tax provision before extraordinary loss............    22,198,000     15,644,000     18,189,000
Income tax benefit from extraordinary loss................     1,493,000              0              0
                                                             -----------    -----------    -----------
Income tax provision......................................   $20,705,000    $15,644,000    $18,189,000
                                                             -----------    -----------    -----------
                                                             -----------    -----------    -----------
Income taxes paid.........................................   $23,460,000    $15,730,000    $16,507,000
                                                             -----------    -----------    -----------
                                                             -----------    -----------    -----------

                                PXRE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

     The income tax provision for each of the years presented differs from the amounts determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income as a result of the following:

                                                                1997           1996           1995
                                                             -----------    -----------    -----------
Income taxes at statutory rates...........................   $22,735,000    $15,767,000    $18,209,000
Tax-exempt interest income................................    (1,284,000)       (48,000)    (1,086,000)
Foreign tax provision.....................................       706,000      1,022,000      2,109,000
Foreign tax credit utilized...............................      (706,000)    (1,105,000)    (2,284,000)
Other, net................................................      (746,000)         8,000      1,241,000
                                                             -----------    -----------    -----------
     Total income tax provision...........................   $20,705,000    $15,644,000    $18,189,000
                                                             -----------    -----------    -----------
                                                             -----------    -----------    -----------

     The significant components of the net deferred tax provision (benefit) for the years ended December 31, 1997, 1996 and 1995 are as follows:

                                                                     1997         1996          1995
                                                                  ----------    ---------    ----------
Discounted reserves and unearned premiums......................   $  127,000    $ 607,000    $   46,000
Deferred acquisition costs.....................................      537,000     (213,000)      220,000
Deferred compensation and benefits.............................      740,000      (75,000)     (266,000)
Credit carryforwards...........................................      384,000     (110,000)     (893,000)
Investment and unrealized foreign exchange.....................    1,180,000      246,000     1,306,000
Other, net.....................................................       (5,000)      21,000        28,000
                                                                  ----------    ---------    ----------
     Total deferred tax provision..............................   $2,963,000    $ 476,000    $  441,000
                                                                  ----------    ---------    ----------
                                                                  ----------    ---------    ----------

     The significant components of the net deferred income tax asset (liability) are as follows:

                                                                                1997           1996
                                                                             -----------    -----------
Deferred tax asset:
     Discounted reserves and unearned premiums............................   $ 2,576,000    $ 2,703,000
     Deferred compensation and benefits...................................       694,000      1,434,000
     Credit carryforwards.................................................     1,022,000      1,406,000
     Other, net...........................................................       293,000        248,000
                                                                             -----------    -----------
          Total deferred income tax asset.................................     4,585,000      5,791,000
                                                                             -----------    -----------
Deferred income tax liability:
     Deferred acquisition costs...........................................    (1,038,000)      (501,000)
     Tax effect of net unrealized appreciation on investments.............    (1,940,000)      (538,000)
     Investments and unrealized foreign exchange..........................    (2,273,000)    (1,093,000)
     Other, net...........................................................      (113,000)       (72,000)
                                                                             -----------    -----------
          Total deferred income tax liability.............................    (5,364,000)    (2,204,000)
                                                                             -----------    -----------
Net deferred income tax asset (liability).................................   $  (779,000)   $ 3,587,000
                                                                             -----------    -----------
                                                                             -----------    -----------

                                PXRE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

8. STOCKHOLDERS' EQUITY AND DIVIDEND RESTRICTIONS

STOCKHOLDERS' EQUITY

     Authorized and issued common stock (1 cent par value) of PXRE consisted of 40,000,000 and 14,806,347 shares as of December 31, 1997 and 40,000,000 and
14,705,782 as of December 31, 1996, respectively.

     In addition, at December 31, 1997, there were 500,000 shares of serial preferred stock (1 cent par value) authorized and none outstanding. The Board of Directors is authorized to determine the terms of each series of preferred stock which may be issued. During the second quarter of 1992, PXRE completed an offering of 1,059,800 depositary shares, each representing 1/100 of a share of PXRE's Series A Cumulative Preferred Stock. All outstanding shares were redeemed by PXRE on May 1, 1995.

DIVIDEND RESTRICTIONS

     The Insurance Department of the State of Connecticut, in which PXRE Reinsurance is domiciled, recognizes as net income and surplus (stockholders' equity) those amounts determined in conformity with statutory accounting practices ('SAP') prescribed or permitted by the department, which differ in certain respects from GAAP. The amount of statutory capital and surplus at December 31 and statutory net income of PXRE Reinsurance for the periods then ended, as filed with insurance regulatory authorities are as follows:

                                                             1997            1996            1995
                                                         ------------    ------------    ------------
PXRE Reinsurance
     Statutory capital and surplus....................   $451,321,000    $400,133,000    $250,231,000
     Statutory net income.............................   $ 57,388,000    $ 51,177,000    $ 37,996,000

     PXRE Reinsurance is subject to state regulatory restrictions which limit the maximum amount of annual dividends or other distributions, including loans or cash advances, available to stockholders without prior approval of the Insurance Commissioner of the State of Connecticut.

     As of December 31, 1997, the maximum amount of dividends and other distributions which may be made by PXRE Reinsurance during 1998 without prior approval is limited to approximately $57,388,000. Accordingly, the remaining amount of its capital and surplus is considered restricted.

     Under the terms of the Senior Notes, dividends to PXRE stockholders in any year are limited as referred to in Note 6.

                                PXRE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

9. EARNINGS PER SHARE

     A reconciliation of income before extraordinary item and shares which affect basic and diluted earnings per share is as follows:

                                                                1997           1996           1995
                                                             -----------    -----------    -----------
Income available to common stockholders:
     Income before extraordinary loss.....................   $47,027,150    $33,301,275    $39,785,578
     Extraordinary loss...................................     2,773,690              0              0
                                                             -----------    -----------    -----------
     Net income...........................................    44,253,460     33,301,275     39,785,578
     Preferred stock dividend.............................             0              0        598,928
                                                             -----------    -----------    -----------
     Net income available to stockholders.................   $44,253,460    $33,301,275    $39,186,650
                                                             -----------    -----------    -----------
                                                             -----------    -----------    -----------
Weighted average shares of common stock outstanding:
     Weighted average common shares outstanding (basic)...    13,775,844      8,921,886      8,149,833
     Preferred conversions................................             0              0        569,872
     Equivalent shares of stock options...................        70,770         63,677         77,898
     Equivalent shares of restricted stock................        46,146         34,092         13,901
                                                             -----------    -----------    -----------
     Weighted average common equivalent shares
       (diluted)..........................................    13,892,760      9,019,655      8,811,504
                                                             -----------    -----------    -----------
                                                             -----------    -----------    -----------
Per share amounts:
     Basic
          Income before extraordinary loss................      $3.41          $3.73          $4.81
          Net income......................................      $3.21          $3.73          $4.81
     Diluted
          Income before extraordinary loss................      $3.39          $3.69          $4.52
          Net income......................................      $3.19          $3.69          $4.52

10. EMPLOYEE BENEFITS

BENEFIT PLANS

     Effective January 1, 1993, PXRE adopted a non-contributory defined benefit pension plan covering all U.S. employees with one year or more of service and who had attained age 21. Benefits are generally based on years of service and compensation. PXRE funds the plan in amounts not less than the minimum statutory funding requirement nor more than the maximum amount that can be deducted for Federal income tax purposes.

     PXRE also sponsors a supplemental executive retirement plan. This plan is non-qualified and provides certain key employees benefits in excess of normal pension benefits.

     The net pension expenses for the company-sponsored plans included the following components at December 31, based on a January 1, valuation date (the latest actuarial estimate):

                                PXRE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                        1997        1996        1995
                                                                      --------    --------    --------
Service cost of benefits earned....................................   $265,216    $254,748    $185,584
Interest cost on projected benefit obligations.....................    220,404     194,999     268,173
Return on plan assets..............................................     (7,989)       (747)       (633)
Net amortization of deferred prior service cost....................     92,904     112,338     166,318
                                                                      --------    --------    --------
Pension expense....................................................   $570,535    $561,338    $619,442
                                                                      --------    --------    --------
                                                                      --------    --------    --------

     The following table sets forth the funded status of the plans and amounts recognized in the consolidated balance sheets:

                                                                                1997           1996
                                                                             -----------    -----------
Actuarial present value of benefit obligations:
     Vested benefits......................................................   $ 1,648,861    $ 1,229,468
     Non vested...........................................................       325,640        176,466
                                                                             -----------    -----------
Accumulated benefit obligation............................................     1,974,501      1,405,934
Effect of future salary increases.........................................     1,810,231      1,512,094
                                                                             -----------    -----------
Projected benefit obligation..............................................     3,784,732      2,918,028
Plan assets at fair value.................................................       315,222         26,076
                                                                             -----------    -----------
Funded status.............................................................    (3,469,510)    (2,891,952)
Unrecognized net gain.....................................................       542,413        159,862
Unrecognized prior service cost...........................................     1,261,493      1,355,864
                                                                             -----------    -----------
Accrued pension liability.................................................   $(1,665,604)   $(1,376,226)
                                                                             -----------    -----------
                                                                             -----------    -----------

     The assumptions used in computing the information above were as follows:

                                                                                   1997    1996
                                                                                   ----    ----
Discount rate-pension expense...................................................   7.0 %   7.5 %
Expected long-term rate of return...............................................   8.0 %   8.0 %
Future compensation growth rate.................................................   5.0 %   5.0 %

EMPLOYEE STOCK PURCHASE PLAN

     PXRE maintains an Employee Stock Purchase Plan under which it has reserved 32,086 shares of its common stock for issuance to PXRE personnel. The price per share is the lesser of 85% of the fair market value at either the date granted or the date exercised.

11. STOCK OPTIONS AND GRANTS

     PXRE adopted in 1988, a plan which provides for the grant of incentive stock options and non-qualified stock options to officers and key employees. Options granted under the 1988 Stock Option Plan have a term of 10 years and become exercisable in four equal annual installments. The exercise price for options granted pursuant to the plan must be equal to or exceed the fair market value of the common stock on the date the option is granted. At December 31, 1997, 320,146 options had been exercised under the 1988 Stock Option Plan. In 1992, the Board of Directors resolved to freeze the 1988 Stock Option Plan as of December 31, 1992, so that no further options could be granted thereafter under this plan.

                                PXRE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


     In 1992, a Restated Employee Annual Incentive Bonus Plan was approved. Incentive compensation is based in part on return on equity compared to a target return on equity and in part on the discretion of the Restated Bonus Plan Committee. In 1997 and 1996, $1,553,000 and $1,673,000, respectively, was incurred under this plan. In addition, 30% of any bonus granted to certain levels of employees is paid in restricted shares of common stock. As of December 31, 1997, 70,727 restricted shares had been granted under this plan.

     In 1992, PXRE adopted a 1992 Officer Incentive Plan which provides for the grant of incentive stock options, non-qualified stock options and awards of shares of common stock subject to certain restrictions. Options granted under the plan have a term of 10 years and generally become exercisable in four equal annual installments commencing one year from the date of grant. The exercise price for the incentive stock options must be equal to or exceed the fair market value of the common stock on the date the option is granted. The exercise price for the non-qualified options may be less than, equal to, or greater than the fair market value of the common stock on the date of grant, but not less than 50% of such fair market value. As of December 31, 1997, 318,082 options and 11,579 shares of restricted stock had been granted under this plan.

     Information regarding the option plans described above is as follows:

                                                                             NUMBER         OPTION PRICE
                                                                            OF SHARES     PER SHARE RANGE
                                                                            ---------    ------------------
Outstanding at December 31, 1994.........................................    301,396         $8.00 - $25.00
     Options granted.....................................................     64,621          $24.875
     Options exercised...................................................     22,528         $8.75 - $25.00
     Options canceled...................................................         589       $23.875 - $25.00
                                                                            ---------
Outstanding at December 31, 1995.........................................    342,900         $8.00 - $25.00
     Options granted.....................................................     73,748           $24.75
     Options exercised...................................................     36,659         $8.75 - $25.00
     Options canceled....................................................      6,966       $23.875 - $25.00
                                                                            ---------
Outstanding at December 31, 1996.........................................    373,023         $8.00 - $25.00
     Options granted.....................................................     82,169          $26.688
     Options exercised...................................................     64,504         $8.00 - $25.00
                                                                            ---------
Outstanding at December 31, 1997.........................................    390,688
                                                                            ---------
                                                                            ---------

     Total authorized common stock reserved for grants of stock options and restricted stock under the above plans is 767,375 shares. Total shares of 210,040 relate to stock options which are vested and exercisable at December 31, 1997, at exercise prices between $8.75 and $26.688. All options become exercisable upon a change of control of PXRE as defined by the plans.

                                PXRE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

     In 1995, PXRE adopted a non-employee Director Stock Option Plan which provides for an annual grant of 1,000 options per director from 1995 to 1996 and 3,000 options per director from 1997 to 2005 inclusive as amended. Options granted under the plan have a term of 10 years from the date of grant and are vested and exercisable in three equal annual installments commencing one year from the date of grant. The exercise price of the options is the fair market value on the date of grant. As of December 31, 1997, 43,000 options were granted and 8,000 were exercisable.

     As discussed in Note 1, PXRE adopted SFAS No. 123 as of January 1, 1996. As permitted by SFAS No. 123, PXRE has elected to continue to account for its stock option plans under the accounting rules prescribed by APB 25, under which no compensation costs are recognized as an expense. Had compensation costs for the stock options been determined using the fair value method of accounting as recommended by SFAS No. 123, net income and earnings per share for 1997 and 1996 would have been reduced to the following pro forma amounts:

                                                                     1997           1996
                                                                  -----------    -----------
Net income
     As reported...............................................   $44,253,460    $33,301,275
     Pro forma.................................................    43,789,779     33,028,582
Basic income per share
     As reported...............................................      $3.21          $3.73
     Pro forma.................................................       3.18           3.70
Diluted income per share
     As reported...............................................      $3.19          $3.69
     Pro forma.................................................       3.15           3.66

     Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     The fair value of each option granted in 1997 and 1996 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest of 5.89% for 1997 and 5.94% for 1996; expected lives of 5 years for 1997 and 1996; expected volatility of 30.70% for 1997 and 36.25% for 1996; and expected dividend yield of 2.63% for 1997 and 3.03% for 1996.

                                PXRE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


     A summary of the status of the employee and director stock option plans at December 31, 1997, 1996 and 1995 and changes during the years then ended is presented below:

                                                               1997                         1996
                                                     -------------------------    -------------------------
                                                                   WEIGHTED                     WEIGHTED
                                                                   AVERAGE                      AVERAGE
                                                     SHARES     EXERCISE PRICE    SHARES     EXERCISE PRICE
                                                     -------    --------------    -------    --------------
Options outstanding at beginning of year..........   389,023         19.04        350,900         16.93
Options granted...................................   109,169         27.05         81,748         24.77
Options exercised.................................    64,504         12.17         36,659         10.52
Options canceled..................................         0             0          6,966         24.58
                                                     -------                      -------
Options outstanding at end of year................   433,688         20.49        389,023         19.04
                                                     -------                      -------
Options exercisable at end of year................   217,960         18.65        217,069         14.62
                                                     -------                      -------
Weighted average fair value per share of options
  granted.........................................                    9.92                         9.45

     Options outstanding at December 31, 1997 included 88,174 options with exercise prices ranging from $8.75 to $11.50 per share and a weighted average remaining contractual life of 3.34 years and 345,511 options with exercise prices ranging from $23.25 to $28.14 per share and a weighted average remaining contractual life of 6.61 years. Options exercisable at December 31, 1997 included 88,174 options with a weighted average remaining contractual life of
3.34 years and 129,786 options with a weighted average remaining contractual life of 6.03 years.

     In 1990, PXRE adopted a non-employee Director Deferred Stock Plan granting 2,000 shares of its common stock to each non-employee Board member at the time specified in the plan. The 12,000 shares of stock granted to Board members who are not employees of PXRE or Phoenix Home Life Mutual Insurance Company will be issued to Board members at or after their retirement according to the option selected from those defined in the Plan. The 6,000 shares granted to Board members who are employees of Phoenix Home Life Mutual Insurance Company were issued on August 24, 1993.

12. SEGMENT INFORMATION

     PXRE operates in one significant industry segment: property and casualty reinsurance. Domestic gross premiums written represent U.S. based risks written by U.S. based reinsureds. All other gross premiums written are considered international (principally the United Kingdom, Continental Europe, Australia and
Asia).

                                                   1997         %         1996         %         1995         %
                                               ------------    ---    ------------    ---    ------------    ---
Gross premiums written:
     Domestic...............................   $ 33,982,000     27%   $ 32,594,000     29%   $ 44,824,000     29%
     International..........................     92,250,000     73      81,754,000     71     110,556,000     71
                                               ------------    ---    ------------    ---    ------------    ---
                                               $126,232,000    100%   $114,348,000    100%   $155,380,000    100%
                                               ------------    ---    ------------    ---    ------------    ---
                                               ------------    ---    ------------    ---    ------------    ---

                                PXRE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

     PXRE has offices in the United States, Belgium and beginning in 1997 the United Kingdom. The following table shows net premiums earned, operating profit and the aggregate carrying amount of identifiable assets by operational area:

                                                              U.S.          FOREIGN
                                                           OPERATIONS     OPERATIONS     CONSOLIDATED
                                                          ------------    -----------    ------------
1997
Net premiums earned....................................   $ 77,019,775    $14,395,465    $ 91,415,240
Operating profit before interest expense, income taxes
  and corporate expenses...............................   $ 77,711,786    $ 2,867,023    $ 80,578,809
Identifiable assets....................................   $550,130,183    $58,821,363    $608,951,546

1996
Net premiums earned....................................   $ 65,276,931    $ 7,518,523    $ 72,795,454
Operating profit before interest expense, income taxes
  and corporate expenses...............................   $49,036,857..   $ 3,435,216    $ 52,472,073
Identifiable assets....................................   $501,902,023    $41,422,183    $543,324,206

13. QUARTERLY CONSOLIDATED RESULTS OF OPERATIONS (UNAUDITED)

     The following are unaudited quarterly results of operations on a consolidated basis for the years ended December 31, 1997 and 1996. Quarterly results necessarily rely heavily on estimates. This and certain other factors, such as catastrophic losses, call for caution in drawing specific conclusions from quarterly results. Due to changes in the number of average shares outstanding, quarterly earnings per share may not add to the total for the year.

     The common stock price ranges are bid quotations as reported by the New York Stock Exchange after December 31, 1996, and by the NASDAQ National Market System in prior periods.

                                PXRE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                           THREE MONTHS ENDED
                                                       ----------------------------------------------------------
                                                        MARCH 31,      JUNE 30,      SEPTEMBER 30,    DECEMBER 31,
                                                          1997           1997            1997            1997
                                                       -----------    -----------    -------------    -----------
Net premiums written................................   $36,003,000    $18,838,000     $27,758,000     $17,456,000
                                                       -----------    -----------    -------------    -----------
                                                       -----------    -----------    -------------    -----------
Revenues:
     Net premiums earned............................   $22,299,903    $24,383,433     $20,099,586     $24,632,318
     Net investment income..........................     8,954,051      7,760,235       8,144,342       6,331,997
     Realized investment (losses) gains.............      (439,208)       299,607         955,190       1,651,749
     Management fees: Non-affiliate.................       915,296        812,958         726,083         551,320
                                                       -----------    -----------    -------------    -----------
          Total revenues............................    31,730,042     33,256,233      29,925,201      33,167,384
                                                       -----------    -----------    -------------    -----------
Losses and expenses:
     Losses and loss expenses incurred..............     2,115,805      3,169,267       1,156,652       6,049,600
     Commissions and brokerage......................     4,696,511      3,439,413       4,153,134       6,848,764
     Other operating expenses.......................     3,881,875      4,404,873       3,561,247       3,868,155
     Interest expense...............................     1,562,039        795,132         433,218         534,511
     Minority interest in consolidated subsidiary...     1,488,502      2,230,534       2,231,444       2,233,034
                                                       -----------    -----------    -------------    -----------
          Total expenses............................    13,744,732     14,039,219      11,535,695      19,534,064
                                                       -----------    -----------    -------------    -----------
Income before income taxes and extraordinary item...    17,985,310     19,217,014      18,389,506      13,633,320
Income tax provision................................     5,939,450      6,301,550       6,007,000       3,950,000
                                                       -----------    -----------    -------------    -----------
Income before extraordinary loss....................    12,045,860     12,915,464      12,382,506       9,683,320
                                                       -----------    -----------    -------------    -----------
Extraordinary loss on debt redemption net of income
  tax benefit.......................................     1,633,200        955,740         184,750               0
                                                       -----------    -----------    -------------    -----------
Net income..........................................   $10,412,660    $11,959,724     $12,197,756     $ 9,683,320
                                                       -----------    -----------    -------------    -----------
Basic earnings per common share:
     Income before extraordinary item...............         $0.86          $0.94           $0.90           $0.71
     Extraordinary loss.............................          0.12           0.07            0.01            0.00
                                                       -----------    -----------    -------------    -----------
     Net income.....................................         $0.74          $0.87           $0.89           $0.71
                                                       -----------    -----------    -------------    -----------
                                                       -----------    -----------    -------------    -----------
     Average shares outstanding.....................    13,926,340     13,808,230      13,727,284      13,734,243
                                                       -----------    -----------    -------------    -----------
                                                       -----------    -----------    -------------    -----------
Diluted earnings per common share:
     Income before extraordinary item...............         $0.86          $0.93           $0.89           $0.70
     Extraordinary loss.............................          0.12           0.07            0.01            0.00
                                                       -----------    -----------    -------------    -----------
     Net income.....................................         $0.74          $0.86           $0.88           $0.70
                                                       -----------    -----------    -------------    -----------
                                                       -----------    -----------    -------------    -----------
     Average shares outstanding.....................    14,008,651     13,908,221      13,855,874      13,866,724
                                                       -----------    -----------    -------------    -----------
                                                       -----------    -----------    -------------    -----------
Dividends paid per common share.....................        $ 0.21         $ 0.21          $ 0.21          $ 0.25
Price range of common stock:
     High...........................................       $26.875        $31.438         $31.688          $34.00
     Low............................................        $24.50         $24.75          $29.50         $29.563

                                PXRE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                           THREE MONTHS ENDED
                                                       ----------------------------------------------------------
                                                        MARCH 31,      JUNE 30,      SEPTEMBER 30,    DECEMBER 31,
                                                          1996           1996            1996            1996
                                                       -----------    -----------    -------------    -----------
Net premiums written................................   $25,346,471    $10,740,389     $21,783,058     $ 9,847,680
                                                       -----------    -----------    -------------    -----------
                                                       -----------    -----------    -------------    -----------
Revenues:
     Net premiums earned............................   $19,420,401    $17,099,362     $17,793,201     $18,482,490
     Net investment income..........................     3,911,470      4,198,688       4,065,756       4,606,457
     Realized investment (losses) gains.............       (74,937)      (100,752)        (44,575)        314,422
     Management fees: Non-affiliate.................     1,765,398        632,341         868,581         253,382
                      TREX..........................       706,828        634,933         674,342         496,200
                                                       -----------    -----------    -------------    -----------
          Total revenues............................    25,729,160     22,464,572      23,357,305      24,152,951
                                                       -----------    -----------    -------------    -----------
Losses and expenses:
     Losses and loss expenses incurred..............     4,939,674      4,160,747       6,072,159       3,391,028
     Commissions and brokerage......................     3,555,589      3,083,632       3,015,707       3,218,740
     Other operating expenses.......................     3,184,722      3,341,610       2,623,326       3,112,290
     Interest expense...............................     1,717,123      1,887,115       1,713,471       1,639,348
                                                       -----------    -----------    -------------    -----------
          Total expenses............................    13,397,108     12,473,104      13,424,663      11,361,406
                                                       -----------    -----------    -------------    -----------
Income before income taxes and equity in net
  earnings of TREX..................................    12,332,052      9,991,468       9,932,642      12,791,545
Equity in net earnings of TREX......................     1,293,188        690,932       1,159,611         753,837
Income tax provision................................     4,316,000      3,497,000       3,477,000       4,354,000
                                                       -----------    -----------    -------------    -----------
Net income..........................................   $ 9,309,240    $ 7,185,400     $ 7,615,253     $ 9,191,382
                                                       -----------    -----------    -------------    -----------
                                                       -----------    -----------    -------------    -----------
Basic earnings per common share:
     Net income.....................................         $1.07          $0.82           $0.88           $0.97
                                                       -----------    -----------    -------------    -----------
                                                       -----------    -----------    -------------    -----------
     Average shares outstanding.....................     8,724,061      8,747,772       8,699,027       9,509,538
                                                       -----------    -----------    -------------    -----------
                                                       -----------    -----------    -------------    -----------
Diluted earnings per common share:
     Net income.....................................         $1.05           $.81           $0.87           $0.96
                                                       -----------    -----------    -------------    -----------
                                                       -----------    -----------    -------------    -----------
     Average shares outstanding.....................     8,831,438      8,841,846       8,789,112       9,603,675
                                                       -----------    -----------    -------------    -----------
                                                       -----------    -----------    -------------    -----------
Dividends paid per common share.....................        $ 0.18         $ 0.18          $ 0.18          $ 0.21
Price range of common stock:
     High...........................................        $28.00         $27.00          $24.50          $25.50
     Low............................................        $24.00         $23.75          $22.25         $22.875

                                                                     SCHEDULE II

PARENT COMPANY INFORMATION

     PXRE Corporation's summarized financial information (parent company only) is as follows:

                                 BALANCE SHEET

                                                                                            DECEMBER 31,
                                                                                    ----------------------------
                                                                                        1997            1996
                                                                                    ------------    ------------
                                     ASSETS
Fixed maturities, at amortized cost..............................................   $ 16,996,151    $          0
Short-term investments...........................................................      5,126,828      18,499,162
Equity securities................................................................      3,023,866               0
Other invested assets............................................................     14,684,287               0
Cash.............................................................................        445,647         448,154
Investment income receivable.....................................................        377,245               0
Other receivables................................................................        213,194         167,656
Receivable from subsidiaries.....................................................      2,020,325               0
Income tax recoverable...........................................................      8,494,980       3,420,931
Equity in subsidiaries...........................................................    460,780,439     409,691,515
Deferred income tax benefits.....................................................      5,106,561         940,912
Other assets.....................................................................      7,171,828       7,411,113
                                                                                    ------------    ------------
     Total assets................................................................   $524,441,351    $440,579,443
                                                                                    ------------    ------------
                                                                                    ------------    ------------

                                   LIABILITIES
Note payable.....................................................................   $ 27,689,000    $ 69,700,000
Payable to subsidiaries..........................................................              0         293,977
Excess of fair market value over cost............................................      5,246,522       7,942,374
Other liabilities................................................................      5,304,239       4,965,314
                                                                                    ------------    ------------
     Total liabilities...........................................................     38,239,761      82,901,665
                                                                                    ------------    ------------
Minority interest in consolidated subsidiary.....................................     99,513,194               0
Stockholders' equity.............................................................    386,688,396     357,677,778
                                                                                    ------------    ------------
     Total liabilities and stockholders' equity..................................   $524,441,351    $440,579,443
                                                                                    ------------    ------------
                                                                                    ------------    ------------

                                INCOME STATEMENT

                                                                              YEARS ENDED DECEMBER 31,
                                                                    --------------------------------------------
                                                                        1997            1996            1995
                                                                    ------------    ------------    ------------
Interest earned..................................................   $  2,799,937    $    131,928    $  1,102,447
Realized gain on investment......................................        433,966               0               0
Interest expense.................................................    (12,005,863)     (7,063,730)     (7,063,857)
Other operating expenses.........................................        154,757      (1,671,164)       (872,681)
                                                                    ------------    ------------    ------------
Loss before tax benefit..........................................     (8,617,203)     (8,602,966)     (6,834,091)
Income tax benefit...............................................      4,713,952       3,146,456       2,432,000
                                                                    ------------    ------------    ------------
                                                                      (3,903,251)     (5,456,510)     (4,402,091)
Equity in earnings of subsidiary.................................     50,930,401      38,757,785      44,187,669
                                                                    ------------    ------------    ------------
Net income before extraordinary loss.............................     47,027,150      33,301,275      39,785,578
Extraordinary loss...............................................      2,773,690               0               0
                                                                    ------------    ------------    ------------
Net income.......................................................   $ 44,253,460    $ 33,301,275    $ 39,785,578
                                                                    ------------    ------------    ------------
                                                                    ------------    ------------    ------------
                                              CASH FLOW STATEMENT
Cash from operating activities:
     Net income..................................................   $ 44,253,460    $ 33,301,275    $ 39,785,578
     Adjustments to reconcile net income to cash provided by
       operating acitvities:
          Equity in earnings of subsidiaries.....................    (50,930,401)    (38,757,785)    (44,187,669)
          Cash dividends from subsidiaries.......................              0      21,000,000       6,000,000
          Receivable from TREX...................................              0        (334,422)        (55,630)
          Investment income receivable...........................       (377,245)              0               0
          Intercompany accounts..................................     (2,314,302)      5,421,549       2,214,333
          Deferred income taxes..................................     (4,165,649)       (741,980)              0
          Income tax (recoverable) payable.......................     (5,074,049)     (3,218,458)     (2,566,935)
          Other..................................................      4,459,559       2,030,968      (2,024,244)
                                                                    ------------    ------------    ------------
               Net cash provided (used) by operating
                 activities......................................    (14,148,627)     18,701,147        (834,567)
                                                                    ------------    ------------    ------------
Cash flow from investing activities:
     Investment in equity of PXRE Trading Corporation............              0               0      (2,500,000)
     Net change in short-term investments........................     13,372,334         205,160      (8,202,595)
     Cost of fixed maturity investments..........................    (32,981,953)
     Cost of equity securities...................................     (3,023,866)              0               0
     Fixed maturity investments matured/disposed.................     15,994,850               0      17,626,750
     Net change in other invested assets.........................    (14,684,287)              0               0
                                                                    ------------    ------------    ------------
               Net cash provided (used) by investing
                 activities......................................    (21,322,922)        205,160       6,924,155
                                                                    ------------    ------------    ------------
Cash flow from financing activities:
     Proceeds from issuance of common stock......................        855,570         489,327         335,355
     Cash dividends paid to common stockholders..................    (12,209,262)     (6,478,852)     (5,237,664)
     Cash dividends paid to preferred stockholders...............              0               0        (933,061)
     Repurchase from issuance of debt............................    (45,221,683)              0               0
     Cost of treasury stock......................................     (7,464,583)    (12,537,575)              0
     Issuance of minority interest in consolidated subsidiary....     99,509,000               0               0
                                                                    ------------    ------------    ------------
               Net cash used by financing activities.............     35,469,042     (18,527,100)     (5,835,370)
                                                                    ------------    ------------    ------------
Net change in cash...............................................         (2,507)        379,207         254,218
Cash, begining of period.........................................        448,154          68,947        (185,271)
                                                                    ------------    ------------    ------------
Cash, end of period..............................................   $    445,647    $    448,154    $     68,947
                                                                    ------------    ------------    ------------
                                                                    ------------    ------------    ------------

                                                                    SCHEDULE III
                       PXRE CORPORATION AND SUBSIDIARIES
                      SUPPLEMENTARY INSURANCE INFORMATION

           COLUMN A       COLUMN B          COLUMN C            COLUMN D            COLUMN E         COLUMN F
         ------------    -----------    ----------------   ----------------     ----------------    ------------
                                             FUTURE
                                             POLICY
                                           BENEFITS,                                 OTHER
                          DEFERRED          LOSSES,                                  POLICY
           SEGMENT-        POLICY          CLAIMS AND                              CLAIMS AND
         PROPERTY AND    ACQUISITION          LOSS              UNEARNED            BENEFITS          PREMIUM
           CASUALTY         COST            EXPENSES            PREMIUMS            PAYABLE           REVENUE
          INSURANCE      (CAPTION 7)    (CAPTION 13-A-1)    (CAPTION 13-A-2)    (CAPTION 13-A-3)    (CAPTION 1)
         ------------    -----------    ----------------    ----------------    ----------------    -----------
1997...                  $ 2,966,000      $ 57,189,000        $ 18,485,000             $0           $91,415,000
1996...                    1,449,000        70,977,000          11,042,000              0            72,796,000
1995...                    1,565,000        72,719,000          13,685,000              0            97,142,000

          COLUMN G       COLUMN H         COLUMN I         COLUMN J        COLUMN K
         -----------    -----------    ---------------    -----------    ------------
                         BENEFITS
                          CLAIMS,      AMORTIZATION OF
             NET        LOSSES AND        DEFERRED
         INVESTMENT     SETTLEMENT         POLICY            OTHER
           INCOME        EXPENSES        ACQUISITION       OPERATING       PREMIUMS
         (CAPTION 2)    (CAPTION 4)         COSTS           EXPENSE        WRITTEN
         -----------    -----------    ---------------    -----------    ------------
1997..   $31,191,000    $12,491,000      $19,138,000      $15,716,000    $100,055,000
1996..    16,782,000     18,564,000       12,874,000       12,262,000      67,718,000
1995..    14,730,000     34,716,000       13,251,000       11,237,000      97,636,000

                                                                     SCHEDULE VI

                       PXRE CORPORATION AND SUBSIDIARIES
                      SUPPLEMENTARY INFORMATION CONCERNING
                     PROPERTY-CASUALTY INSURANCE OPERATIONS

           COLUMN A       COLUMN B        COLUMN C       COLUMN D       COLUMN E       COLUMN F
         -------------   -----------    ------------    -----------    -----------    -----------
                                        RESERVES FOR
                                           UNPAID
                          DEFERRED       CLAIMS AND      DISCOUNT,
          AFFILIATION      POLICY          CLAIM          IF ANY
             WITH        ACQUISITION     ADJUSTMENT     DEDUCTED IN     UNEARNED        EARNED
          REGISTRANT        COSTS         EXPENSES       COLUMN C       PREMIUMS       PREMIUMS
         -------------   -----------    ------------    -----------    -----------    -----------
         Consolidated
1997...    Property      $ 2,966,000    $ 57,189,000        $ 0        $18,485,000    $91,415,000
1996...    Casualty        1,449,000      70,977,000          0         11,042,000     72,796,000
1995...    Entities        1,565,000      72,719,000          0         13,685,000     97,142,000


          COLUMN G               COLUMN H                COLUMN I         COLUMN J        COLUMN K
         -----------    --------------------------    ---------------    -----------    ------------
                             CLAIMS AND CLAIM
                           ADJUSTMENT EXPENSES
                           INCURRED RELATED TO        AMORTIZATION OF       PAID
                        --------------------------       DEFERRED        CLAIMS AND
             NET            (1)            (2)            POLICY            CLAIM
         INVESTMENT       CURRENT         PRIOR         ACQUISITION      ADJUSTMENT       PREMIUMS
           INCOME          YEAR           YEARS            COSTS          EXPENSES        WRITTEN
         -----------    -----------    -----------    ---------------    -----------    ------------
1997..   $31,191,000    $16,408,000    $(3,917,000)     $19,138,000      $23,379,000    $100,055,000
1996..    16,782,000     15,315,000      3,249,000       12,874,000       28,753,000      67,718,000
1995..    14,730,000     30,405,000      4,311,000       13,251,000       36,337,000      97,636,000

                       REPORT OF INDEPENDENT ACCOUNTANTS
                      ON THE FINANCIAL STATEMENT SCHEDULES

To the Board of Directors of
PXRE CORPORATION

     Our audits of the consolidated financial statements referred to in our report dated February 12, 1998 appearing on page F-1 of PXRE Corporation's Annual Report on Form 10-K for the year ended December 31, 1997, also included an audit of the Financial Statement Schedules listed in Item 14(a) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICE WATERHOUSE LLP

New York, New York
February 12, 1998

                       CONSENT OF INDEPENDENT ACCOUNTANTS

     We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statements on Form S-8/S-3 (Nos. 33-35521 and 33-63768) and Forms S-8 (Nos. 33-82908, 333-4897, 333-31817, 333-31819 and
333-31821) of PXRE Corporation of our report dated February 12, 1998 appearing on page F-1 of this Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedules, which appears above.

PRICE WATERHOUSE LLP

New York, New York
March 23, 1998

                          STATEMENT OF DIFFERENCES
                          ------------------------

The service mark symbol shall be expressed as.........................  'sm'
The section symbol shall be expressed as..............................  'SS'
The British pound sterling sign shall be expressed as.................  'L'