Form 10-Q
period 1998-03-31
PXRE CORP
filed 1998-05-13
CIK 799721

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------


                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

         For the transition period from _______________ to _______________

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

                                 (732) 906-8100
              (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
requirements for the past 90 days.  Yes   X     No
                                        -----      -----

        As of May 13, 1998, 13,656,123 shares of common stock, $.01 par value per share, of the Registrant were outstanding.


================================================================================

                                PXRE CORPORATION

                                     INDEX


PART I.  FINANCIAL INFORMATION

   Consolidated Balance Sheets at March 31, 1998
        and December 31, 1997                                             3

   Consolidated Statements of Income for the three months
        ended March 31, 1998 and 1997                                     4

   Consolidated Statements of Stockholders' Equity for the three
        months ended March 31, 1998 and 1997                              5

   Consolidated Statements of Cash Flow for the three months
        ended March 31, 1998 and 1997                                     6

   Notes to Consolidated Interim Financial Statements                     7

   Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                         10


PART II.  OTHER INFORMATION                                               23

PXRE              CONSOLIDATED BALANCE SHEETS
CORPORATION       (Unaudited)
--------------------------------------------------------------------------------

                                                                                              March 31,      December 31,
                                                                                                1998             1997
                                                                                                ----             ----
Assets            Investments:
                    Fixed maturities, available-for-sale, at fair value (amortized
                      cost $374,466,000 and $399,145,000, respectively)                     $380,296,422      $405,949,411
                    Equity securities, at fair value (cost $23,018,000 and $21,049,000)       23,239,900        19,748,877
                    Short-term investments                                                    68,984,583        52,904,819
                    Other invested assets, at fair value (cost $45,875,000 and $42,375,000)   46,228,124        42,857,341
                                                                                            ------------      ------------
                        Total investments                                                    518,749,029       521,460,448
                  Cash                                                                         9,458,385         6,277,876
                  Accrued investment income                                                    5,682,525         6,257,162
                  Receivables:
                    Unreported premiums                                                       13,394,487        14,131,034
                    Balances due from intermediaries and brokers                              20,458,673         5,978,439
                    Other receivables                                                         23,367,395        20,575,692
                  Reinsurance recoverable                                                     13,881,647        14,242,278
                  Ceded unearned premiums                                                      6,432,513         2,531,453
                  Deferred acquisition costs                                                   3,897,045         2,965,741
                  Other assets                                                                 9,772,415        14,531,423
                                                                                            ------------      ------------
                        Total assets                                                        $625,094,114      $608,951,546
                                                                                            ============      ============

Liabilities       Losses and loss expenses                                                  $ 50,400,027      $ 57,189,454
                  Unearned premiums                                                           31,079,093        18,485,042
                  Notes payable                                                               21,414,000        21,414,000
                  Other liabilities                                                           29,016,862        25,661,460
                                                                                            ------------      ------------
                        Total liabilities                                                    131,909,982       122,749,956
                                                                                            ------------      ------------

                  Minority interest in consolidated subsidiary:
                      Company-obligated mandatorily redeemable capital trust
                      pass-through securities of subsidiary trust holding solely a
                      company-guaranteed related subordinated debt                            99,514,110        99,513,194

Stockholders'     Serial preferred stock, $.01 par value -- 500,000 shares authorized;
Equity              0 shares issued and outstanding                                                    0                 0
                  Common stock, $.01 par value -- 40,000,000 shares authorized;
                    14,845,345 and 14,806,347 shares issued, respectively                        148,453           148,063
                  Additional paid-in capital                                                 256,322,483       255,060,792
                  Net unrealized appreciation on investments, net of
                    deferred income tax expense of $2,129,000 and $1,940,000                   3,524,028         3,173,006
                  Retained earnings                                                          157,286,353       150,749,451
                  Treasury stock at cost (1,048,498 and 1,042,752 shares)                    (21,884,586)      (21,660,108)
                  Restricted stock at cost (82,632 and 64,403 shares)                         (1,726,709)         (782,808)
                                                                                            ------------      ------------
                        Total stockholders' equity                                           393,670,022       386,688,396
                                                                                            ------------      ------------
                        Total liabilities and stockholders' equity                          $625,094,114      $608,951,546
                                                                                            ============      ============


        The accompanying notes are an integral part of these statements.

PXRE             CONSOLIDATED STATEMENTS OF INCOME
CORPORATION      (Unaudited)
--------------------------------------------------------------------------------


                                                                         Three Months Ended
                                                                               March 31,
                                                                         1998           1997
                                                                         ----           ----
Revenues         Net premiums earned                                 $19,713,968    $22,299,903
                 Net investment income                                 7,561,058      8,954,051
                 Net realized investment gains (losses)                1,224,643       (439,208)
                 Management fees                                         825,681        915,296
                                                                     -----------    -----------
                                                                      29,325,350     31,730,042
                                                                     -----------    -----------

Losses and       Losses and loss expenses incurred                     3,570,797      2,115,805
Expenses         Commissions and brokerage                             3,992,016      4,696,511
                 Other operating expenses                              4,349,853      3,881,875
                 Interest expense                                        544,280      1,562,039
                 Minority interest in consolidated subsidiary          2,231,884      1,488,502
                                                                     -----------    -----------
                                                                      14,688,830     13,744,732
                                                                     -----------    -----------

                 Income before income taxes and extraordinary item    14,636,520     17,985,310
                 Income tax provision                                  4,650,000      5,939,450
                                                                     -----------    -----------
                 Income before extraordinary loss                      9,986,520     12,045,860
                 Extraordinary loss on debt redemption, net of
                    $879,450 income tax benefit, respectively                  0      1,633,200
                                                                     -----------    -----------
                 Net income                                          $ 9,986,520    $10,412,660
                                                                     ===========    ===========

Per Share        Basic:
                      Income before extraordinary item               $      0.73    $      0.86
                      Extraordinary loss                                    0.00           0.12
                                                                     -----------    -----------
                      Net income                                     $      0.73    $      0.74
                                                                     ===========    ===========
                      Average shares outstanding                      13,744,975     13,926,340
                                                                     ===========    ===========

                 Diluted:
                      Income before extraordinary item               $      0.72    $      0.86
                      Extraordinary loss                                    0.00           0.12
                                                                     -----------    -----------
                      Net income                                     $      0.72    $      0.74
                                                                     ===========    ===========
                      Average shares outstanding                      13,862,678     14,008,651
                                                                     ===========    ===========


        The accompanying notes are an integral part of these statements.

PXRE              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
CORPORATION       (Unaudited)
--------------------------------------------------------------------------------

                                                                              Three Months Ended
                                                                                   March 31,
                                                                            1998              1997
                                                                            ----              ----
Common Stock:       Balance at beginning of period                      $    148,063      $    147,058
                    Issuance of shares                                           390               674
                                                                        ------------      ------------
                        Balance at end of period                        $    148,453      $    147,732
                                                                        ============      ============

Additional          Balance at beginning of period                      $255,060,792      $252,978,182
Paid-in Capital:    Issuance of common shares                              1,257,989         1,368,350
                    Other                                                      3,702           177,612
                                                                        ------------      ------------
                        Balance at end of period                        $256,322,483      $254,524,144
                                                                        ============      ============

Unrealized
Appreciation        Balance at beginning of period                      $  3,173,006      $    568,405
(Depreciation)      Change in fair value for the period                      351,022        (4,103,377)
on Investments:                                                         ------------      ------------
                        Balance at end of period                        $  3,524,028      $ (3,534,972)
                                                                        ============      ============

Retained            Balance at beginning of period                      $150,749,451      $118,705,257
Earnings:           Net income                                             9,986,520        10,412,660
                    Dividends paid to common stockholders                 (3,449,618)       (2,944,108)
                                                                        ------------      ------------
                        Balance at end of period                        $157,286,353      $126,173,809
                                                                        ============      ============

Treasury Stock:     Balance at beginning of period                      $(21,660,108)     $(14,090,289)
                    Repurchase of common stock                              (193,125)       (2,360,209)
                    Other                                                    (31,353)         (100,484)
                                                                        ------------      ------------
                        Balance at end of period                        $(21,884,586)     $(16,550,982)
                                                                        ============      ============

Restricted Stock:   Balance at beginning of period                      $   (782,808)     $   (630,835)
                    Issuance of restricted stock                          (1,191,240)         (741,988)
                    Amortization of restricted stock                         215,986           159,212
                    Other                                                     31,353                 0
                                                                        ------------      ------------
                        Balance at end of period                        $ (1,726,709)     $ (1,213,611)
                                                                        ============      ============

Total               Balance at beginning of period                      $386,688,396      $357,677,778
Stockholders'       Issuance of common shares                              1,258,379         1,369,024
Equity:             Repurchase of common stock                              (193,125)       (2,360,209)
                    Restricted stock, net                                   (975,254)         (582,776)
                    Unrealized appreciation (depreciation) on
                      investments net of deferred income tax                 351,022        (4,103,377)
                    Net income                                             9,986,520        10,412,660
                    Dividends                                             (3,449,618)       (2,944,108)
                    Other                                                      3,702            77,128
                                                                        ------------      ------------
                        Balance at end of period                        $393,670,022      $359,546,120
                                                                        ============      ============


        The accompanying notes are an integral part of these statements.

PXRE             CONSOLIDATED STATEMENTS OF CASH FLOW
CORPORATION      (Unaudited)
--------------------------------------------------------------------------------

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                                1998             1997
                                                                                ----             ----
Cash Flow        Net income                                                 $  9,986,520    $  10,412,660
from Operating   Adjustments to reconcile net income to net cash
Activities         provided by operating activities:
                      Losses and loss expenses                                (6,789,427)      (8,953,992)
                      Unearned premiums                                        8,692,991       13,702,962
                      Deferred acquisition costs                                (931,304)      (1,075,969)
                      Receivables                                            (15,831,027)     (15,422,025)
                      Reinsurance balances payable                             8,865,258        2,242,043
                      Reinsurance recoverable                                    360,631        1,296,136
                 Income tax recoverable                                        5,687,878        6,644,394
                 Other                                                        (6,133,781)      (3,818,849)
                                                                            ------------    -------------
                       Net cash provided by operating activities               3,907,739        5,027,360
                                                                            ------------    -------------


Cash Flow        Cost of fixed maturity investments                          (46,714,849)    (188,986,480)
from Investing   Fixed maturity investments matured/disposed                  70,507,154      152,156,266
Activities       Payable for securities                                                0        6,487,760
                 Cost of equity securities                                    (2,048,242)      (1,641,334)
                 Equity securities disposed                                       79,990        1,855,232
                 Net change in short-term investments                        (15,092,921)     (35,800,092)
                 Net change in other invested assets                          (3,882,758)               0
                                                                            ------------    -------------
                       Net cash provided (used) by investing activities        2,848,374      (65,928,648)
                                                                            ------------    -------------

Cash Flow        Proceeds from issuance of common stock                           67,139          475,068
from Financing   Cash dividends paid to common stockholders                   (3,449,618)      (2,944,108)
Activities       Issuance of minority interest in consolidated subsidiary              0       99,509,000
                 Repurchase of debt                                                    0      (26,795,625)
                 Cost of treasury stock                                         (193,125)      (2,360,209)
                                                                            ------------      -------------
                        Net cash (used) provided by financing activities      (3,575,604)      67,884,126
                                                                            ------------      -------------

                 Net change in cash                                            3,180,509        6,982,838
                 Cash, beginning of period                                     6,277,876        4,938,481
                                                                            ------------    -------------
                 Cash, end of period                                        $  9,458,385    $  11,921,319
                                                                            ============    =============


        The accompanying notes are an integral part of these statements.

PXRE                      Notes to Consolidated Financial Statements (Unaudited)
Corporation
--------------------------------------------------------------------------------

1.  Significant Accounting Policies

    Basis of Presentation and Consolidation

        The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP"). These statements reflect the consolidated operations of PXRE Corporation and its subsidiaries (collectively referred to as "PXRE"), PXRE Reinsurance Company ("PXRE Reinsurance"), PXRE Trading Corporation ("PXRE Trading"), Cat Fund L.P., PXRE Capital Trust I, PXRE Ltd., PXRE Managing Agency Limited, Transnational Insurance Company and TREX Trading Corporation. The U.K. operations of PXRE Ltd. and PXRE Managing Agency Limited are included in the consolidated results on a one quarter lag period. All material transactions between the consolidated companies have been eliminated in preparing these consolidated financial statements.

        Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        The interim consolidated financial statements are unaudited; however, in the opinion of management, the foregoing consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. These interim statements should be read in conjunction with the 1997 audited consolidated financial statements and related notes. The preparation of interim consolidated financial statements relies significantly upon estimates. Use of such estimates, and the seasonal nature of a portion of the reinsurance business, necessitates caution in drawing specific conclusions from interim results.

        Certain amounts in 1997 were reclassified to be consistent with the 1998 presentation.

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

PXRE                      Notes to Consolidated Financial Statements (Unaudited)
Corporation
--------------------------------------------------------------------------------

     Management Fees

        Management fees are recorded as earned under various arrangements whereby PXRE Reinsurance acts as underwriting manager for other insurers and reinsurers. These fees are initially based on premium volume, but are adjusted in some cases through contingent profit commissions related to underwriting results measured over a period of years.

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

     Debt Issuance Costs

        Debt issuance costs associated with the issuance of Senior Notes and the issuance of $100 million 8.85% Capital Trust Pass-through Securities `sm' (TRUPS `sm') are being amortized over the term of the related outstanding debt on a straight-line method.

PXRE                      Notes to Consolidated Financial Statements (Unaudited)
Corporation
--------------------------------------------------------------------------------


     Excess of Fair Market Value of Net Assets of Business Acquired Over Cost

        The excess of fair market value of net assets of Transnational Re Corporation business acquired over cost is included in other liabilities and is amortized on a straight-line basis over three years.

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

     Earnings Per Share

        Effective December 31, 1997, PXRE adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS No. 128") which requires replacing primary earnings per share with basic earnings per share disclosure and fully diluted earnings per share with diluted earnings per share disclosure. Basic earnings per share are determined by dividing net earnings (after deducting cumulative preferred stock dividends) by the weighted average number of common shares outstanding. On a diluted basis both net earnings and shares outstanding are adjusted to reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity, unless the effect of the assumed conversion is anti-dilutive. SFAS No. 128 requires restatement of all prior period earnings per share data presented.

     Stock-Based Compensation

        PXRE accounts for its stock options in accordance with the provisions of Accounting Principles Board Opinion No. 25 ("APB"). The effect of SFAS No. 123, Accounting for Stock-Based compensation is not material on net income and earnings per share.

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

        PXRE also generates management fee income by managing business for other insurers and reinsurers, by accepting additional amounts of coverage on underwritten risks and retroceding such additional amounts to participants through various retrocessional arrangements.

        At March 31, 1998, PXRE was a party to three such retrocessional arrangements. One such arrangement is with a group of insurers and reinsurers referred to as the AMA; another is with Trenwick America Reinsurance Corporation ("Trenwick Group"); and a third arrangement is with Select Reinsurance Ltd. ("Select Re"), a Bermuda reinsurer, formerly Investors Reinsurance Ltd. Under these arrangements, PXRE cedes some of its underwritten risks to the participants, subject to maximum aggregate liabilities per reinsurance program. PXRE receives a management fee or commission, initially based on premium volume, adjusted in some cases through contingent profit commissions related to underwriting results measured over a period of years. Future management fee income is dependent upon the amount of business ceded to the participants and the profitability of that business.

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

PXRE              Management's Discussion and Analysis of
Corporation       Financial Condition and Results of Operations
--------------------------------------------------------------------------------

        In December 1996, PXRE completed an investment in Lloyd's of London, forming a new syndicate, PG Butler Syndicate 1224, and a presence in London. Underwriting premium volume and loss experience related to Syndicate 1224's business is included in the consolidated results on a one quarter lag basis, commencing in the quarter ended June 30, 1997. See "Liquidity and Capital Resources".

        In November 1997, PXRE announced the formation of an excess and surplus lines operation which will specialize in short-tail property type risks to be written as insurance in Transnational Insurance Company ("Transnational Insurance"), formerly Transnational Reinsurance Company. Its operations commenced during the first quarter of 1998.

        In May 1998 Management announced that it had been reviewing PXRE's strategic direction, including the potential benefits to be derived by further diversifying its lines and sources of business, and that Management was actively proceeding on a number of different fronts to position PXRE for the future. Naturally, there can be no assurance that Management's efforts in this regard will prove to be successful.

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

        As PXRE underwrites risks from a large number of insurers based on information

PXRE              Management's Discussion and Analysis of
Corporation       Financial Condition and Results of Operations
--------------------------------------------------------------------------------

generally supplied by reinsurance brokers, there is a risk of developing a concentration of exposure to loss in certain geographic areas prone to specific types of catastrophes. PXRE has developed systems and software tools to monitor and manage the accumulation of its exposure to such losses. Management has established guidelines for maximum tolerable losses from a single or multiple catastrophic events based on historical data; however, no assurance can be given that these maximums will not be exceeded in some future catastrophe.

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

        Although PXRE's investment guidelines stress conservation of principal, diversification of risk and liquidity, PXRE's invested assets include equities, investments in limited partnerships and emerging market debt, and are subject to market-wide risks and fluctuations, as well as to risk inherent in particular securities. Accordingly, the estimated fair value of PXRE's investments does not necessarily represent the amount which could be realized upon future sale particularly if PXRE were required to liquidate a substantial portion of its portfolio to fund catastrophic losses.

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

Comparison of First Quarter Results for
1998 with 1997

                                                  Three Months Ended March 31,
                                                 ------------------------------
                                                                       Increase
                                                 1998       1997      (Decrease)
                                                 ----       ----      ----------
                                                      (000's)              %
Gross premiums written                         $40,638    $44,980        (9.7)%

Ceded premiums:
  Managed business participants                  6,140      6,921       (11.3)
  Catastrophe coverage                           6,141      2,056       198.7
                                               -------    -------
    Total reinsurance premiums ceded            12,281      8,977        36.8
                                               -------    -------
Net premiums written                           $28,357    $36,003       (21.2)
                                               =======    =======

        Gross premiums written for the three months ended March 31, 1998, decreased 9.7% to $40,638,000 from $44,980,000 for the corresponding period of 1997. Net premiums written for the first quarter of 1998, decreased 21.2% to $28,357,000 from $36,003,000 for the corresponding period of 1997. Net premiums earned for the first quarter of 1998, decreased 11.6% to $19,714,000 from $22,300,000 for the comparable period of 1997. Gross written, net written and net earned premium for the three months ended March 31, 1998 declined from prior-year levels reflecting intensely competitive market conditions. PXRE's decision to buy additional retrocessional coverage also contributed to the declines in net written and net earned premium. Business written by PXRE's Lloyd's syndicate (PG Butler Syndicate 1224) has partially cushioned reductions elsewhere in PXRE's business. Underwriting premium volume and loss experience related to Syndicate 1224 is included in the consolidated results on a one quarter lag basis, commencing in the second quarter of 1997.

PXRE              Management's Discussion and Analysis of
Corporation       Financial Condition and Results of Operations
--------------------------------------------------------------------------------

        Premiums ceded by PXRE to its managed business participants decreased 11.3% to $6,140,000 for the first quarter of 1998 compared with $6,921,000 for the corresponding period of 1997. The decrease in premiums ceded to these programs was due primarily to reduced amounts of premiums written by PXRE.

        Management fee income from all sources for the three months ended March 31, 1998 decreased to $826,000 from $915,000 for the corresponding period of 1997, reflecting a decline of premiums ceded to managed business participants offset, in part, by an increase in the rate of management fee income in some cases.

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

        The loss ratio was 18.1% for the first quarter of 1998 compared with 9.5% for the comparable period of 1997. The loss ratio for the first quarter of 1998 reflected a reversal of previously recorded catastrophe losses of $126,000 gross and $64,000 net for 1998 and prior accident years. In comparison, the loss ratio for the first quarter of 1997 reflected a reversal of previously recorded catastrophe losses of $881,000 gross and $333,000 net for 1997 and prior accident years. Additionally, the increase in the loss ratio resulted from the onset of operations of PXRE's Lloyd's Syndicate. The syndicate participates in certain non-catastrophic lines of business having a higher average loss ratio than PXRE's traditional lines of business. PXRE did not experience any new significant catastrophic losses for the first quarter of 1998 or 1997.

        The provision for losses and loss expenses and the loss ratio includes the effect of foreign exchange movements on PXRE's liability for losses and loss expenses, resulting in a foreign currency exchange loss of $28,000 for the three months ended March 31, 1998 compared to a gain of $617,000 for the corresponding period of 1997.

        During the first quarter of 1998, PXRE experienced a deficiency of $744,000 net for prior-year loss and loss expenses primarily related to the German, Poland and Czech floods. The loss ratio for the comparable period of 1997 was favorably affected by decreases to reserves of $344,000 net for prior-year losses and loss expenses related principally to Hurricanes Marilyn and Luis.

PXRE              Management's Discussion and Analysis of
Corporation       Financial Condition and Results of Operations
--------------------------------------------------------------------------------

        The underwriting expense ratio was 38.1% for the first quarter of 1998 compared with 34.4% for the comparable period of 1997. As a result of the above, the combined ratio was 56.2% for the first quarter of 1998 compared with 43.9% for the corresponding period of 1997. The increase in underwriting expense ratio was substantially due to the Lloyd's syndicate operations, Transnational Insurance start up operations and the decline in premiums earned.

        Other operating expenses increased to $4,350,000 for the three months ended March 31, 1998 from $3,882,000 in the comparable period of 1997. The primary reason for the increase in operating expenses reflects the onset of operations of PXRE's Lloyd's Syndicate which added $804,000 to the first quarter 1998 operating expenses. Additionally there was $187,000 of expenses related to the start up of Transnational's excess and surplus operation. Included in other operating expenses were foreign currency exchange losses of $74,000 for the three months ended March 31, 1998 compared to losses of $729,000 for the corresponding period of 1997.

        During the first quarter of 1998, interest expense decreased to $544,000 as compared to $1,562,000 in the corresponding period of 1997 due to the effect of the repurchase of $43.3 million of PXRE's 9.75% Senior Notes in open market purchases through the end of the third quarter of 1997. In addition, in the first quarter of 1998, PXRE incurred minority interest expense amounting to $2,232,000 related to the $100 million of 8.85% Capital Trust Pass-through Securities 'sm' (TRUPS 'sm') (as described below under "Liquidity and Capital Resources") compared to $1,489,000 in the similar quarter of 1997 following the issuance on January 29, 1997.

        In the first quarter of 1997, PXRE recorded an extraordinary loss of $1,633,000, net of tax, in connection with the purchase of $24.9 million of PXRE's 9.75% Senior Notes and the associated write-off of the pro rata share of the unamortized debt issuance costs. There were no purchases of Senior Notes during the first quarter of 1998.

        Net investment income for the three months ended March 31, 1998 decreased 15.6% to $7,561,000 from $8,954,000 for the comparable period of 1997. The decrease in net investment income was caused primarily by a decrease in average assets, which in part was due to the purchase of $43.3 million of PXRE's Senior Notes during the second and third quarters of 1997 with proceeds from the $100 million TRUPS securities issued in January, 1997. This was offset in part, by $866,000 from incremental total return income (including unrealized gains and losses) from higher yielding limited partnership investments from the planned repositioning of the investment portfolio. PXRE's pre-tax annualized investment yield was 6.4% for the first quarter of 1998 compared with 6.8% for the corresponding period in 1997, both calculated using amortized cost and investment income before investment expenses. Net realized investment gains for the first quarter of 1998 were $1,225,000 compared to losses of $439,000 for the corresponding period of 1997 reflecting the active management of the portfolio. During the first quarter of 1998, PXRE recorded directly to equity an after-tax unrealized gain of $351,000 in the value of its investment portfolio ($0.03 book value per share), reflecting the effect of its equity investments.

PXRE              Management's Discussion and Analysis of
Corporation       Financial Condition and Results of Operations
--------------------------------------------------------------------------------

        The net effects of foreign currency exchange fluctuations were losses of $102,000 in the first quarter of 1998 and losses of $112,000 for the comparable quarter of 1997. See "Liquidity and Capital Resources".

        For the reasons discussed above, net income was $9,987,000 for the three months ended March 31, 1998 compared to $10,413,000 for the comparable period of 1997. Diluted income per common share was $0.72 for the first quarter of 1998 compared to $0.74 for the prior comparable period based on average shares outstanding of approximately 13,863,000 in 1998 and 14,009,000 in the corresponding period of 1997.

Liquidity and Capital Resources

        PXRE relies primarily on cash dividends and net tax allocation payments from its subsidiaries PXRE Reinsurance and Transnational Insurance to pay its operating expenses and income taxes, to meet its debt service obligations and to pay dividends to PXRE stockholders. The payment of dividends by PXRE Reinsurance to PXRE and by Transnational Insurance to PXRE Reinsurance is subject to limits imposed under the insurance laws and regulations of Connecticut, the state of incorporation and domicile of PXRE Reinsurance and Transnational Insurance, as well as certain restrictions arising in connection with PXRE indebtedness discussed below. Under the Connecticut insurance law, the maximum amount of dividends or other distributions that PXRE Reinsurance may declare or pay to PXRE, and that Transnational Insurance may declare or pay to PXRE Reinsurance, within any twelve-month period, without regulatory approval, is limited to the lesser of (a) earned surplus or (b) the greater of 10% of policyholders' surplus at December 31 of the preceding year or 100% of net income for the twelve-month period ending December 31 of the preceding year, all determined in accordance with SAP. Accordingly, the Connecticut insurance laws could limit the amount of dividends available for distribution by PXRE Reinsurance or Transnational Insurance without prior regulatory approval, depending upon a variety of factors outside the control of PXRE, including the frequency and severity of catastrophe and other loss events and changes in the reinsurance market, in the insurance regulatory environment and in general economic conditions. The maximum amount of dividends or distributions that PXRE Reinsurance may declare and pay during 1998, without regulatory approval, is $57,388,000. Transnational Insurance may not pay any dividends to PXRE Reinsurance in 1998, without regulatory approval. During the first quarter of 1998, no dividends were paid by PXRE Reinsurance to PXRE.

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

        On January 29, 1997, PXRE Capital Trust I, a Delaware statutory business trust and a wholly-owned subsidiary of PXRE ("PXRE Capital Trust") issued $100,000,000 principal amount of its 8.85% TRUPS `sm' due February 1, 2027 in an institutional private placement. Proceeds from the sale of these securities were used to purchase PXRE's 8.85% Junior Subordinated Deferrable Interest Debentures due February 1, 2027 (the "Subordinated Debt Securities"). On April 23, 1997, PXRE and PXRE Capital Trust completed the registration with the Securities and Exchange Commission of an exchange offer for these securities and the securities were exchanged for substantially similar securities (the "Capital Securities"). Distributions on the Capital Securities (and interest on the related Subordinated Debt Securities) are payable semi-annually, in arrears, on February 1 and August 1 of each year, commencing August 1, 1997. Minority interest expense, including amortization of debt offering costs, for the three months ended March 31, 1998 in respect of the Capital Securities (and related Subordinated Debt Securities) amounted to approximately $2,232,000. On or after February 1, 2007, PXRE has the right to redeem the Subordinated Debt Securities, in whole at any time or in part from time to time, subject to certain conditions, at call prices of 104.180% at February 1, 2007, declining to 100.418% at February 1, 2016, and 100% thereafter. PXRE has the right, at any time, subject to certain conditions, to defer payments of interest on the Subordinated Debt Securities for Extension Periods (as defined in the applicable indenture), each not exceeding 10 consecutive semi-annual periods; provided that no Extension Period may extend beyond the maturity date of the Subordinated Debt Securities. As a consequence of PXRE's extension of the interest payment period on the Subordinated Debt Securities, distributions on the Capital Securities would be deferred (though such distributions would continue to accrue interest at a rate of 8.85% per annum compounded semi-annually). In the event that PXRE exercises its right to extend an interest payment period, then during any Extension Period, subject to certain exceptions, (i) PXRE shall not declare or pay any dividend on, make any distributions with respect to, or redeem, purchase, acquire or make a liquidation payment with respect to, any of its capital stock or rights to acquire such capital stock or make any guarantee payments (subject to specified exceptions) with respect to the foregoing, and
(ii) PXRE shall not make any payment of interest on, or principal of (or premium, if any, on), or repay, repurchase or redeem, any debt securities issued by PXRE which rank pari passu with or junior to the Subordinated Debt Securities. Upon the

PXRE              Management's Discussion and Analysis of
Corporation       Financial Condition and Results of Operations
--------------------------------------------------------------------------------

termination of any Extension Period and the payment of all amounts then due, PXRE may commence a new Extension Period, subject to certain requirements.

        PXRE has used the net proceeds from the sale of the Capital Securities for general corporate purposes, including the redemption or the purchase, from time to time, in the open market or in privately negotiated transactions or otherwise, of outstanding indebtedness and common stock of PXRE.

        In August 1993, PXRE completed a public offering of $75,000,000 principal amount of 9.75% Senior Notes due August 15, 2003. Interest is payable on the Senior Notes semi-annually. Interest expense, including amortization of debt offering costs, for the three months ended March 31, 1998 in respect of the Senior Notes amounted to approximately $544,000. On and after August 15, 1998, the Senior Notes may be redeemed at the option of PXRE, in whole or in part, at redemption prices (expressed as percentages of the principal amount), plus accrued and unpaid interest to the date fixed for redemption, of 103.656% at August 15, 1998, declining to 100% at August 15, 2001 and thereafter. The Indenture governing the Senior Notes contains covenants which, among other things, limit the ability of PXRE and its Restricted Subsidiaries (including PXRE Reinsurance): (a) to incur additional indebtedness (except for the incurrence of Permitted Indebtedness and the incurrence of other Indebtedness by PXRE in circumstances where no Default or Event of Default exists and the Consolidated Fixed Charge Coverage Ratio of PXRE would be greater than 2:1 after giving effect to the incurrence) and, in the case of the Restricted Subsidiaries, to issue preferred stock; (b) to pay dividends, repurchase stock and to make certain other Restricted Payments (other than, among other things, if no Default or Event of Default exists (x) Restricted Payments after August 31, 1993, not exceeding in the aggregate the sum of $3,000,000 plus 50% of Consolidated Net Income (or minus 100% of any loss) from such date (with certain adjustments), plus the amounts of certain equity proceeds and certain reductions in Investments in Unrestricted Subsidiaries, provided, that at the time of such Restricted Payment the Consolidated Fixed Charge Coverage Ratio is greater than 2.0, and (y) in addition to permitted Restricted Payments referred to in clause
(x), the payment of cash dividends on Qualified Capital Stock after August 31, 1993 of up to an aggregate of $6,000,000, provided, that such dividends on common stock do not exceed $0.25 per share in any year); (c) to sell or permit the issuance of any stock of PXRE Reinsurance or any other Principal Insurance Subsidiary; (d) to sell or transfer other assets (other than for at least Fair Market Value and generally for not less than 75% in cash or Cash Equivalents);
(e) to create liens upon the properties or assets of PXRE or its Restricted Subsidiaries; or (f) to engage in any business other than the insurance and reinsurance businesses and other businesses incidental and related thereto. The Indenture also provides that within 30 days after a Change of Control (as defined) of PXRE, PXRE will offer to purchase all the Senior Notes then outstanding at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of such purchase. The consent of holders of PXRE's Senior Notes to certain amendments to the Indenture governing the Senior Notes was obtained in connection with the issuances of the Capital Securities.

PXRE              Management's Discussion and Analysis of
Corporation       Financial Condition and Results of Operations
--------------------------------------------------------------------------------

        PXRE's Board of Directors has authorized the purchase of Senior Notes in negotiated or open market transactions. There were no purchases of Senior Notes during the first quarter of 1998. The principal amount of Senior Notes outstanding at March 31, 1998 was $21,414,000.

        PXRE files federal income tax returns for itself and all of its direct or indirect subsidiaries that satisfy the stock ownership requirements for consolidation for federal income tax purposes (collectively, the "Subsidiaries"). PXRE is party to an Agreement Concerning Filing of Consolidated Federal Income Tax Returns (the "Tax Allocation Agreement") pursuant to which each domestic Subsidiary makes tax payments to PXRE in an amount equal to the federal income tax payment that would have been payable by such Subsidiary for such year if it had filed a separate income tax return for such year. PXRE is required to provide for payment of the consolidated federal income tax liability for the entire group. If the aggregate amount of tax payments made in any tax year by a domestic Subsidiary is less than (or greater than) the annual tax liability for such Subsidiary on a stand-alone basis for such year, such Subsidiary will be required to make up such deficiency to PXRE (or will be entitled to receive a credit if payments exceed the separate return tax liability) of the subsidiary.

        The primary sources of liquidity for PXRE Reinsurance are net cash flow from operating activities (including interest income from investments), the maturity or sale of investments, borrowings, capital contributions and advances from PXRE and dividends from Transnational Insurance. Funds are applied primarily to the payment of claims, operating expenses and, income taxes and to the purchase of investments. Premiums are typically received in advance of related claim payments.

        Net cash flow provided by operations was $3,908,000 during the first quarter of 1998 compared with net cash flow provided by operations of $5,027,000 during the corresponding period of 1997, due to the effects of timing of collection of receivables and reinsurance recoverables and payments of losses.

        PXRE's management has established general procedures and guidelines for its investment portfolio and oversees investment management carried out by Phoenix Investment Partners, Limited, (formerly Phoenix Duff & Phelps Corporation), a public majority-owned subsidiary of Phoenix Home Life Mutual Insurance Company. Although these investment guidelines stress conservation of principal, diversification of risk and liquidity, investments are subject to market-wide risks and fluctuations, as well as to risk inherent in particular securities. At March 31, 1998, PXRE's investment portfolio consisted primarily of fixed maturities and short-term investments. As at March 31, 1998, 86.6% of PXRE's investment portfolio, at fair value, consisted of fixed maturities and short-term investments, while the balance was in equity securities and other invested assets primarily in the form of investments in various mutual funds and limited partnerships. The investment policies and all investments of PXRE are approved by its Board of Directors.

PXRE              Management's Discussion and Analysis of
Corporation       Financial Condition and Results of Operations
--------------------------------------------------------------------------------

        Of PXRE's fixed maturities portfolio at March 31, 1998, 82.0% of the fair value was in obligations rated "A1" or "A" or better by Moody's Investors Service Inc. or Standard & Poor's Corporation, respectively. Mortgage and asset-backed securities accounted for 24.4% of fixed maturities based on fair value at March 31, 1998. PXRE has no investments in real estate or commercial mortgage loans. The average market yield to maturity of PXRE's fixed maturities portfolio at March 31, 1998 and 1997, was 6.4% and 6.1%, respectively. Starting in the first quarter of 1997, PXRE repositioned a portion of its portfolio out of Treasury, GNMA and short-term investments into new sectors including asset and corporate mortgage-backed securities, emerging markets securities, tax-free municipals and investment grade Yankee bonds, a number of limited partnership investments and to a lesser extent equity investments.

        Fixed maturity and equity investments are reported at fair value, with the net unrealized gain or loss, net of tax, reported as a separate component of stockholders' equity. PXRE recorded directly to stockholders' equity a $351,000 after-tax unrealized gain in the value of its investment portfolio ($0.03 book value per share) at March 31,1998 reflecting principally the value of its equity portfolio. Short-term investments are carried at amortized cost, which approximates fair value. PXRE's short-term investments, principally high-grade commercial paper, U.S. Treasury bills and investments in limited partnerships which invest primarily in US Treasury bills, were $68,985,000 at March 31, 1998 compared to $52,905,000 at December 31, 1997. Other invested assets amounting to $46,228,000 at March 31, 1998, which were comprised of limited partnerships, were accounted for under the equity method. The amount of equity income included in short-term investments and other invested assets as of March 31, 1998 amounted to $3,164,000.

        Dividends incurred in the first quarter of 1998 were $3,450,000 compared to $2,944,000 in the corresponding period of 1997, as a result of the increase in the per share quarterly dividend from $0.21 to $0.25 in the fourth quarter of 1997. The expected annual dividend based on shares outstanding at March 31, 1998 will be approximately $13,797,000.

        Book value per common share was $28.53 at March 31, 1998.

        As announced in April 1997, PXRE's Board of Directors authorized a new stock repurchase program and at March 31, 1998 1.7 million of the authorization remained. There were no repurchases of common stock since the second quarter of 1997 through March 31, 1998. In April, 1998 PXRE repurchased another 141,800 shares of common stock in open market purchases.

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

        In December 1996, PXRE completed an investment in Lloyd's of London, forming a new syndicate, PG Butler Syndicate 1224, and a presence in London. The new syndicate has an initial capacity to underwrite (35 million in annual premiums ($58.5 million at March 31, 1998 exchange rates). In connection with the capitalization of the syndicate, PXRE has placed on deposit $43,175,000 par value of U.S. government securities as collateral for Lloyd's. In addition, PXRE issued a letter of credit for the benefit of Lloyd's in the amount of $15,355,000, which is collateralized by municipal bonds and U.S. government securities in approximately the same amount. In addition, PXRE has provided a 'L'5,000,000 ($8,357,000 at March 31, 1998 exchange rates) line of credit to PXRE Managing Agency Limited for liquidity purposes. There has been no drawdown of these amounts.

        In September 1997, PXRE and Phoenix Home Life completed the formation of a joint venture, Cat Bond Investors L.L.C., with initial committed capital of $20 million. The joint venture specializes in investing in instruments, the returns on which are determined, in whole or in part, by the nature, magnitude and/or effects of certain catastrophic events or meteorological conditions.

        In November 1997 PXRE announced the formation of an excess and surplus lines operation, using Transnational Insurance. This new venture, with initial capital of approximately $100 million, will specialize in short-tail property type risks to be written as insurance. Its operations commenced during the first quarter 1998.

        All amounts classified as reinsurance recoverable at March 31, 1998 are considered by management of PXRE to be collectible in all material respects.

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

Income Taxes

        PXRE's effective tax rate for the first quarter of 1998 and 1997 was 31.8% and 32.7%, respectively, which differs from the statutory rate principally due to negative goodwill amortization, state and local taxes and tax-exempt income.

PXRE              Management's Discussion and Analysis of
Corporation       Financial Condition and Results of Operations
--------------------------------------------------------------------------------

Cautionary Statement Regarding Forward-Looking Statements

        This report contains various forward-looking statements and includes assumptions concerning PXRE's operations, future results and prospects. Statements included herein which are not historical in nature are intended to be, and are hereby identified as, "forward-looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934 as amended. These forward-looking statements are based on current expectations and are subject to risk and uncertainties. PXRE cautions the reader that actual results or events could differ materially from those set forth or implied by the forward-looking statements and related assumptions, depending on the outcome of certain important factors including the following: (i) significant catastrophe losses, the timing and extent of which are difficult to predict; (ii) changes in the level of competition in the reinsurance or primary insurance markets that impact the volume or profitability of the property-casualty reinsurance business (these changes include, but are not limited to, the intensification of price competition, the entry of new competitors, existing competitors exiting the market and the development of new products by new and existing competitors);
(iii) changes in the demand for reinsurance, including changes in the amount of ceding companies' retentions; (iv) adverse development on loss reserves related to business written in prior years; (v) lower than estimated retrocessional recoveries on unpaid losses, including the effects of losses due to a decline in the creditworthiness of PXRE's retrocessionaires; (vi) increases in interest rates, which cause a reduction in the market value of PXRE's interest rate sensitive investments, including its fixed income investment portfolio; (vii) decreases in interest rates causing a reduction of income earned on net cash flow from operations and the reinvestment of the proceeds from sales, calls or maturities of existing investments; (viii) market fluctuations in equity securities and securities underlying limited partnership investments, and (ix) changes in management's evaluation of the impact of the Year 2000 problem on its operations.

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



                                              PXRE CORPORATION


May 13, 1998                                  By: /s/ Sanford M. Kimmel
                                                  ---------------------------
                                              Sanford M. Kimmel
                                              Senior Vice President, Treasurer
                                              and Chief Financial Officer

                          STATEMENT OF DIFFERENCES
                          ------------------------

The service mark symbol shall be expressed as.........................  'sm'
The British pound sterling sign shall be expressed as.................   'L'