Form 10-Q
period 1998-06-30
PXRE CORP
filed 1998-08-13
CIK 799721

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended    June 30, 1998
                                                 -------------------

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

     As of August 13, 1998, 13,571,054 shares of common stock, $.01 par value per share, of the Registrant were outstanding.

                                PXRE CORPORATION

                                      INDEX


PART I.  FINANCIAL INFORMATION

     Consolidated Balance Sheets at June 30, 1998
         and December 31, 1997                                                 3


     Consolidated Statements of Income for the three and
         six months ended June 30, 1998 and 1997                               4


     Consolidated Statements of Stockholders' Equity for the three
         and six months ended June 30, 1998 and 1997                           5


     Consolidated Statements of Cash Flow for the three and
         six months ended June 30, 1998 and 1997                               6


     Notes to Consolidated Interim Financial Statements                        7


     Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            10


PART II.  OTHER INFORMATION                                                   25

PXRE            CONSOLIDATED BALANCE SHEETS
CORPORATION     (Unaudited)
-------------------------------------------------------------------------------

                                                                                           June 30,         December 31,
                                                                                             1998               1997
                                                                                             ----               ----
Assets          Investments:
                  Fixed maturities, available-for-sale, at fair value (amortized
                    cost $358,739,000 and $399,145,000, respectively)                    $361,288,379       $405,949,411
                  Equity securities, at fair value
                    (cost $27,077,000 and $21,049,000)                                     26,022,161         19,748,877
                  Short-term investments                                                   55,885,337         52,904,819
                  Other invested assets, at fair value
                    (cost $70,443,000 and $42,375,000)                                     69,451,901         42,857,341
                                                                                         ------------       ------------
                      Total investments                                                   512,647,778        521,460,448
                Cash                                                                        6,092,384          6,277,876
                Accrued investment income                                                   5,901,027          6,257,162
                Receivables:
                  Unreported premiums                                                      13,371,320         14,131,034
                  Balances due from intermediaries and brokers                             21,627,819          5,978,439
                  Other receivables                                                        19,144,761         20,575,692
                Reinsurance recoverable                                                    14,429,588         14,242,278
                Ceded unearned premiums                                                     7,498,430          2,531,453
                Deferred acquisition costs                                                  3,671,089          2,965,741
                Other assets                                                               14,791,187         14,531,423
                                                                                         ------------       ------------
                      Total assets                                                       $619,175,383       $608,951,546
                                                                                         ============       ============

Liabilities     Losses and loss expenses                                                 $ 46,409,489       $ 57,189,454
                Unearned premiums                                                          26,134,012         18,485,042
                Notes payable                                                              20,414,000         21,414,000
                Other liabilities                                                          34,037,340         25,661,460
                                                                                         ------------       ------------
                      Total liabilities                                                   126,994,841        122,749,956
                                                                                         ------------       ------------
                Minority interest in consolidated subsidiary:
                  Company-obligated mandatorily redeemable capital trust
                    pass-through securities of subsidiary trust holding solely a
                    company-guaranteed related subordinated debt                           99,515,039         99,513,194

Stockholders'   Serial preferred stock, $.01 par value -- 500,000 shares authorized;
Equity            0 shares issued and outstanding                                                   0                  0
                Common stock, $.01 par value -- 40,000,000 shares authorized;
                 14,934,595 and 14,806,347 shares issued, respectively                        149,345            148,063
                Additional paid-in capital                                                259,062,191        255,060,792
                Net unrealized appreciation on investments, net of
                  deferred income tax expense of $779,000 and $1,940,000                      560,841          3,173,006
                Retained earnings                                                         163,056,187        150,749,451
                Treasury stock at cost (1,190,298 and 1,042,752 shares)                   (26,003,590)       (21,660,108)
                Restricted stock at cost (167,832 and 64,403 shares)                       (4,159,471)          (782,808)
                                                                                         ------------       ------------
                      Total stockholders' equity                                          392,665,503        386,688,396
                                                                                         ------------       ------------
                      Total liabilities and stockholders' equity                         $619,175,383       $608,951,546
                                                                                         ============       ============



        The accompanying notes are an integral part of these statements.

PXRE            CONSOLIDATED STATEMENTS OF INCOME
CORPORATION     (Unaudited)
-------------------------------------------------------------------------------

                                                                               Three Months Ended             Six Months Ended
                                                                                    June 30,                      June 30,
                                                                              -------------------           -------------------
                                                                              1998           1997           1998           1997
                                                                              ----           ----           ----           ----
Revenues        Net premiums earned                                        $21,378,386    $24,383,433    $41,092,354    $46,683,336
                Net investment income                                        4,436,722      7,760,235     11,997,781     16,714,287
                Net realized investment gains (losses)                         427,454        299,607      1,652,097       (139,601)
                Management fees                                                678,947        812,958      1,504,628      1,728,254
                                                                           -----------    -----------    -----------    -----------
                                                                            26,921,509     33,256,233     56,246,860     64,986,276
                                                                           -----------    -----------    -----------    -----------

Losses and      Losses and loss expenses incurred                            2,951,664      3,169,267      6,522,461      5,285,073
Expenses        Commissions and brokerage                                    4,288,096      3,439,413      8,280,112      8,135,924
                Other operating expenses                                     3,600,868      4,404,873      7,950,721      8,286,749
                Interest expense                                               601,890        795,132      1,146,171      2,357,170
                Minority interest in consolidated subsidiary                 2,231,923      2,230,534      4,463,807      3,719,036
                                                                           -----------    -----------    -----------    -----------
                                                                            13,674,441     14,039,219     28,363,272     27,783,952
                                                                           -----------    -----------    -----------    -----------
                Income before income taxes and extraordinary item           13,247,068     19,217,014     27,883,588     37,202,324
                Income tax provision                                         4,058,000      6,301,550      8,708,000     12,241,000
                                                                           -----------    -----------    -----------    -----------
                Income before extraordinary loss                             9,189,068     12,915,464     19,175,588     24,961,324
                Extraordinary loss on debt redemption, net of $515,000
                  and $1,394,000 income tax benefit, respectively                    0        955,740              0      2,588,940
                                                                           -----------    -----------    -----------    -----------
                Net income                                                 $ 9,189,068    $11,959,724    $19,175,588    $22,372,384
                                                                           ===========    ===========    ===========    ===========

Per Share       Basic:
                     Income before extraordinary item                            $0.67          $0.94          $1.40          $1.80
                     Extraordinary loss                                           0.00           0.07           0.00           0.19
                                                                           -----------    -----------    -----------    -----------
                     Net income                                                  $0.67          $0.87          $1.40          $1.61
                                                                           ===========    ===========    ===========    ===========
                     Average shares outstanding                             13,650,563     13,808,230     13,676,914     13,853,537
                                                                           ===========    ===========    ===========    ===========

                Diluted:
                     Income before extraordinary item                            $0.67          $0.93          $1.39          $1.79
                     Extraordinary loss                                           0.00           0.07           0.00           0.19
                                                                           -----------    -----------    -----------    -----------
                     Net income                                                  $0.67          $0.86          $1.39          $1.60
                                                                           ===========    ===========    ===========    ===========
                     Average shares outstanding                             13,722,006     13,908,221     13,755,041     13,946,806
                                                                           ===========    ===========    ===========    ===========


        The accompanying notes are an integral part of these statements.

PXRE            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
CORPORATION     (Unaudited)
-------------------------------------------------------------------------------

                                                                         Three Months Ended                 Six Months Ended
                                                                              June 30,                          June 30,
                                                                        ---------------------             ---------------------
                                                                        1998             1997             1998             1997
                                                                        ----             ----             ----             ----
Common Stock:   Balance at beginning of period                      $    148,453     $    147,732     $    148,063     $    147,058
                Issuance of shares                                           892              180            1,282              854
                                                                    ------------     ------------     ------------     ------------
                    Balance at end of period                        $    149,345     $    147,912     $    149,345     $    147,912
                                                                    ============     ============     ============     ============

Additional      Balance at beginning of period                      $256,322,483     $254,524,144     $255,060,792     $252,978,182
Paid-in         Issuance of common shares                              2,726,588          189,712        3,984,577        1,558,062
Capital:        Other                                                     13,120           95,557           16,822          273,169
                                                                    ------------     ------------     ------------     ------------
                    Balance at end of period                        $259,062,191     $254,809,413     $259,062,191     $254,809,413
                                                                    ============     ============     ============     ============

Unrealized      Balance at beginning of period                      $  3,524,028     $ (3,534,972)    $  3,173,006     $    568,405
Appreciation    Change in fair value for the period                   (2,963,187)       5,515,315       (2,612,165)       1,411,938
(Depreciation)                                                      ------------     ------------     ------------     ------------
on Investments:     Balance at end of period                        $    560,841     $  1,980,343     $    560,841     $  1,980,343
                                                                    ============     ============     ============     ============

Retained        Balance at beginning of period                      $157,286,353     $126,173,809     $150,749,451     $118,705,257
Earnings:       Net income                                             9,189,068       11,959,724       19,175,588       22,372,384
                Dividends paid to common stockholders                 (3,419,234)      (2,930,344)      (6,868,852)      (5,874,452)
                                                                    ------------     ------------     ------------     ------------
                    Balance at end of period                        $163,056,187     $135,203,189     $163,056,187     $135,203,189
                                                                    ============     ============     ============     ============

Treasury Stock: Balance at beginning of period                      $(21,884,586)    $(16,550,982)    $(21,660,108)    $(14,090,289)
                Repurchase of common stock                            (4,119,004)      (5,104,374)      (4,312,129)      (7,464,583)
                Other                                                          0           (4,752)         (31,353)        (105,236)
                                                                    ------------     ------------     ------------     ------------
                    Balance at end of period                        $(26,003,590)    $(21,660,108)    $(26,003,590)    $(21,660,108)
                                                                    ============     ============     ============     ============

Restricted      Balance at beginning of period                      $ (1,726,709)    $ (1,213,611)    $   (782,808)    $   (630,835)
Stock:          Issuance of restricted stock                          (2,646,987)               0       (3,838,227)        (741,988)
                Amortization of restricted stock                         214,225          167,387          430,211          326,599
                Other                                                          0            4,752           31,353            4,752
                                                                    ------------     ------------     ------------     ------------
                    Balance at end of period                        $ (4,159,471)    $ (1,041,472)    $ (4,159,471)    $ (1,041,472)
                                                                    ============     ============     ============     ============

Total           Balance at beginning of period                      $393,670,022     $359,546,120     $386,688,396     $357,677,778
Stockholders'   Issuance of common shares                              2,727,480          189,892        3,985,859        1,558,916
Equity:         Repurchase of common stock                            (4,119,004)      (5,104,374)      (4,312,129)      (7,464,583)
                Restricted stock, net                                 (2,432,762)         167,387       (3,408,016)        (415,389)
                Unrealized (depreciation) appreciation on
                  investments net of deferred income tax              (2,963,187)       5,515,315       (2,612,165)       1,411,938
                Net income                                             9,189,068       11,959,724       19,175,588       22,372,384
                Dividends                                             (3,419,234)      (2,930,344)      (6,868,852)      (5,874,452)
                Other                                                     13,120           95,557           16,822          172,685
                                                                    ------------     ------------     ------------     ------------
                    Balance at end of period                        $392,665,503     $369,439,277     $392,665,503     $369,439,277
                                                                    ============     ============     ============     ============

        The accompanying notes are an integral part of these statements.

PXRE            CONSOLIDATED STATEMENTS OF CASH FLOW
CORPORATION     (Unaudited)
-------------------------------------------------------------------------------

                                                                        Three Months Ended                 Six Months Ended
                                                                             June 30,                          June 30,
                                                                       ---------------------             ---------------------
                                                                       1998             1997             1998             1997
                                                                       ----             ----             ----             ----
Cash Flow       Net income                                         $  9,189,068     $ 11,959,724     $ 19,175,588     $ 22,372,384
from            Adjustments to reconcile net income to net cash
Operating         provided by operating activities:
Activities          Losses and loss expenses                         (3,990,538)      (2,519,428)     (10,779,965)     (11,473,420)
                    Unearned premiums                                (6,010,999)      (5,545,892)       2,681,993        8,157,070
                    Deferred acquisition costs                          225,956          210,574         (705,348)        (865,395)
                    Receivables                                       3,832,037        7,169,625      (11,998,990)      (8,252,400)
                    Reinsurance balances payable                     (1,737,627)      (3,070,441)       7,127,631         (828,398)
                    Reinsurance recoverable                            (547,941)       1,898,211         (187,310)       3,194,347
                Income tax recoverable                               (4,493,338)      (6,415,314)       1,194,540          229,080
                Other                                                 4,268,712        3,812,664       (1,865,069)          (6,185)
                                                                   ------------     ------------     ------------     ------------
                      Net cash provided by operating activities         735,330        7,499,723        4,643,070       12,527,083
                                                                   ------------     ------------     ------------     ------------

Cash Flow       Cost of fixed maturity investments                  (47,398,419)     (18,827,039)     (94,113,268)    (182,415,394)
from            Fixed maturity investments matured/disposed          62,938,849       22,519,816      133,446,003      149,277,957
Investing       Payable for securities                                4,219,586          983,998        4,219,586        7,471,758
Activities      Cost of equity securities                            (4,163,718)      (2,306,181)      (6,211,960)      (3,947,515)
                Equity securities disposed                              104,838          171,775          184,828        2,027,007
                Net change in short-term investments                 12,981,219       20,795,548       (2,111,703)     (15,004,544)
                Net change in other invested assets                 (24,285,774)               0      (28,168,532)               0
                                                                   ------------     ------------     ------------     ------------
                      Net cash provided (used) by investing
                           activities                                 4,396,581       23,337,917        7,244,954      (42,590,731)
                                                                   ------------     ------------     ------------     ------------

Cash Flow       Proceeds from issuance of common stock                   80,496          189,893          147,635          664,961
from            Cash dividends paid to common stockholders           (3,419,234)      (2,930,344)      (6,868,852)      (5,874,452)
Financing       Issuance of minority interest
Activities        in consolidated subsidiary                                  0                0                0       99,509,000
                Repurchase of debt                                   (1,040,170)     (17,919,108)      (1,040,170)     (44,714,733)
                Cost of treasury stock                               (4,119,004)      (5,104,374)      (4,312,129)      (7,464,583)
                                                                   ------------     ------------     ------------     ------------
                      Net cash (used) provided by financing
                        activities                                   (8,497,912)     (25,763,933)     (12,073,516)      42,120,193
                                                                   ------------     ------------     ------------     ------------
                Net change in cash                                   (3,366,001)       5,073,707         (185,492)      12,056,545
                Cash, beginning of period                             9,458,385       11,921,319        6,277,876        4,938,481
                                                                   ------------     ------------     ------------     ------------
                Cash, end of period                                $  6,092,384     $ 16,995,026     $  6,092,384     $ 16,995,026
                                                                   ============     ============     ============     ============

        The accompanying notes are an integral part of these statements.

PXRE            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
CORPORATION
-------------------------------------------------------------------------------

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

PXRE            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
CORPORATION
-------------------------------------------------------------------------------

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

    DEBT ISSUANCE COSTS
         Debt issuance costs associated with the issuance of Senior Notes and the issuance of $100 million 8.85% Capital Trust Pass-through Securities`sm' (TRUPS`sm') are being amortized over the term of the related outstanding debt on a straight-line method.

PXRE            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
CORPORATION
-------------------------------------------------------------------------------

    EXCESS OF FAIR MARKET VALUE OF NET ASSETS OF BUSINESS ACQUIRED OVER COST
         The excess of fair market value of net assets of Transnational Re Corporation business acquired over cost is included in other liabilities and is amortized on a straight-line basis over three years.

    FOREIGN EXCHANGE
         Foreign currency assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Resulting gains and losses are reflected in income for the period.
         The effect of the translation adjustments for the Lloyd's of London operations will be recorded as a cumulative translation adjustment in a separate component of stockholders' equity, net of applicable deferred income taxes; the translation adjustment at December 31, 1997 and June 30, 1998 was not material.

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

     At June 30, 1998, PXRE was a party to three such retrocessional arrangements. One such arrangement is with a group of insurers and reinsurers referred to as the AMA; another is with Trenwick America Reinsurance Corporation ("Trenwick Group"); and a third arrangement is with Select Reinsurance Ltd. ("Select Re"), a Bermuda reinsurer, formerly Investors Reinsurance Ltd. Under these arrangements, PXRE cedes some of its underwritten risks to the participants, subject to maximum aggregate liabilities per reinsurance program. PXRE receives a management fee or commission, initially based on premium volume, adjusted in some cases through contingent profit commissions related to underwriting results measured over a period of years. Future management fee income is dependent upon the amount of business ceded to the participants and the profitability of that business.

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

     In November 1997, PXRE announced the formation of an excess and surplus lines operation which specializes in short-tail property type risks to be written as insurance in Transnational Insurance Company ("Transnational Insurance"), formerly Transnational Reinsurance Company. Its operations commenced during the first quarter of 1998.

     In June 1998 PXRE announced the first steps in a plan to diversify its business and position itself for renewed growth in a market that has continued to experience intense competitive conditions. The actions announced will add new reinsurance lines and expand the Company's capabilities in existing areas primarily commencing with January 1999 renewals. In addition, these steps are expected over time to reduce the volatility associated with PXRE's catastrophe coverages. To achieve these growth objectives, PXRE has employed two teams of specialists involving a total of 11 executives, to expand the distribution systems used by the Company, strengthen its international business and provide the expertise needed to underwrite certain casualty business. Heretofore, PXRE has not had a significant presence in any casualty markets.

CERTAIN RISKS AND UNCERTAINTIES

     As a reinsurer principally of property catastrophe-related coverages to date in both the national and international markets, PXRE's operating results in any given period depend to a large extent on the number and magnitude of natural and man-made catastrophes such as hurricanes, windstorms, floods, earthquakes, spells of severely cold weather, fires and explosions. While PXRE may, depending on market conditions, purchase catastrophe retrocessional coverage for its own protection, the occurrence of one or more major catastrophes in any given period could nevertheless have a material adverse impact on PXRE's results of operations and financial condition and result in substantial liquidation of investments and outflows of cash as losses are paid.

     The estimation of losses for catastrophe reinsurers is inherently less reliable than for reinsurers of risks which have an established historical pattern of losses. In addition, insured events which occur near the end of a reporting period, as well as with respect to PXRE's retrocessional book of business, the significant delay in losses being reported to insurance carriers, reinsurers and finally retrocessionaires require PXRE to make estimates of losses based on limited information from ceding companies and based on its own underwriting data. Because of the uncertainty in the process of estimating its losses from insured events, there is a risk that PXRE's liabilities for losses and loss expenses could prove to be inadequate, with a consequent adverse impact on future earnings and stockholders' equity. Additionally, as a

PXRE                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CORPORATION         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

consequence of its emphasis to date on property reinsurance, PXRE may forgo potential investment income because property losses are typically settled within a shorter period of time than casualty losses.

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

COMPARISON OF SECOND QUARTER RESULTS FOR
1998 WITH 1997


                                                         Three Months Ended June 30,
                                                         --------------------------
                                                                              Increase
                                                       1998         1997     (Decrease)
                                                       ----         ----     ----------
                                                             (000's)             %

GROSS PREMIUMS WRITTEN                                $ 24,624    $22,676       8.6

CEDED PREMIUMS:
  Managed business participants                          3,767      2,848      32.3

  Catastrophe coverage and surplus reinsurance           5,489        990     454.4
                                                       -------     ------
     Total reinsurance premiums ceded                    9,256      3,838     141.2
                                                       -------    -------
NET PREMIUMS WRITTEN                                   $15,368    $18,838     (18.4)
                                                       =======    =======



     Gross premiums written for the three months ended June 30, 1998, increased 8.6% to $24,624,000 from $22,676,000 for the corresponding period of 1997. Net premiums written for the second quarter of 1998, decreased 18.4% to $15,368,000 from $18,838,000 for the corresponding period of 1997. Net premiums earned for the second quarter of 1998, decreased 12.3% to $21,378,000 from $24,383,000 for the comparable period of 1997. The increased contribution of PXRE's Lloyd's Syndicate operation over the year-earlier period, which is included in the consolidated results on a one quarter lag basis, commencing in the second quarter of 1997, together

PXRE                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CORPORATION         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

with the new excess and surplus lines written by Transnational Insurance Company and new international facultative business lines more than offset the continued impact of an intensely competitive market on PXRE's other business lines and helped PXRE increase its gross premiums written during the second quarter of 1998. Because of competitive conditions and new operations, however, PXRE increased its purchase of reinsurance and retrocessional coverage, contributing to declines in net written and net earned premium.

     Premiums ceded by PXRE to its managed business participants increased 32.3% to $3,767,000 for the second quarter of 1998 compared with $2,848,000 for the corresponding period of 1997. The increase in premiums ceded to these programs was due to an increase in the cession rate to Select Re and an increase in gross premiums written resulting from new operations.

     Management fee income from all sources for the three months ended June 30, 1998 decreased to $679,000 from $813,000 for the corresponding period of 1997, reflecting a reduced profit commission from a higher combined ratio on the change in business mix reflected in the higher gross premiums written offset in part by an increase in management fee income earned from Select Re.

     The underwriting results of a property and casualty insurer are discussed frequently by reference to its loss ratio, underwriting expense ratio and combined ratio. The loss ratio is the result of dividing losses and loss expenses incurred by net premiums earned. The underwriting expense ratio is the result of dividing underwriting expenses (reduced by management fees, if any) by net premiums written for purposes of statutory accounting practices ("SAP") and net premiums earned for purposes of GAAP. The combined ratio is the sum of the loss ratio and the underwriting expense ratio. A combined ratio under 100% indicates underwriting profits and a combined ratio exceeding 100% indicates underwriting losses. The combined ratio does not reflect the effect of investment income on operating results. The ratios discussed below have been calculated on a GAAP basis

     The loss ratio was 13.8% for the second quarter of 1998 compared with 13.0% for the comparable period of 1997 largely due to the higher average loss ratio from PXRE's Lloyd's operation, the new excess and surplus business and new international facultative operations offset in part by the triggering of a retrocessional recovery on a 1994 aviation loss. The loss ratio for the second quarter of 1998 reflected incurred catastrophe losses of $79,000 gross and the reversal of catastrophe losses of $1,182,000 net for 1998 and prior accident years. The reversal of the net catastrophe losses is primarily due to the 1994 aviation retrocessional recovery. In comparison, the loss ratio for the second quarter of 1997 reflected a reversal of previously recorded catastrophe losses of $1,144,000 gross and $1,158,000 net for 1997 and prior accident years. PXRE did not experience any new significant catastrophic losses for the second quarter of 1998. In the second quarter of 1997 significant catastrophe losses affecting the loss ratio were the German, Poland and Czech floods amounting to $1,422,000 gross and $1,191,000 net.

PXRE                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CORPORATION         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

     The provision for losses and loss expenses and the loss ratio includes the effect of foreign exchange movements on PXRE's liability for losses and loss expenses, resulting in a foreign currency exchange loss of $339,000 for the three months ended June 30, 1998 compared to a gain of $134,000 for the corresponding period of 1997.

     During the second quarter of 1998, PXRE experienced savings of $2,441,000 net for prior-year loss and loss expenses primarily related to the triggering of the retrocessional recovery on a 1994 aviation loss referred to above. The loss ratio for the comparable period of 1997 was favorably affected by savings of $820,000 net for prior-year losses and loss expenses related principally to the 1996 Eurotunnel fire.

     The underwriting expense ratio was 33.7% for the second quarter of 1998 compared with 28.8% for the comparable period of 1997. The increase in underwriting expense ratio was substantially due to lower premiums earned, higher commission rates and overhead associated with the newer operations.

     As a result of the above, the combined ratio was 47.5% for the second quarter of 1998 compared with 41.8% for the corresponding period of 1997.

     Other operating expenses decreased to $3,601,000 for the three months ended June 30, 1998 from $4,405,000 in the comparable period of 1997. The decrease was mainly due to non-recurring consulting fees in the year earlier period associated with the start-up of the PXRE's Lloyd's Syndicate 1224. Included in other operating expenses were foreign currency exchange gains of $26,000 for the three months ended June 30, 1998 compared to losses of $121,000 for the corresponding period of 1997.

     During the second quarter of 1998, interest expense decreased to $602,000 as compared to $795,000 in the corresponding period of 1997 due to the effect of the repurchases of PXRE's 9.75% Senior Notes in open market purchases. PXRE has announced its intention to redeem the Senior Notes; see "Liquidity and Capital Resources". In addition, in the second quarter of 1998 and 1997, PXRE incurred minority interest expense amounting to $2,231,000 related to the $100 million of 8.85% Capital Trust Pass-through Securities `sm' (TRUPS `sm') (as described below under "Liquidity and Capital Resources").

     In the second quarter of 1997, PXRE recorded an extraordinary loss of $956,000, net of tax, in connection with the purchase of $16.7 million of PXRE's 9.75% Senior Notes and the associated write-off of the pro rata share of the unamortized debt issuance costs.

     Net investment income for the three months ended June 30, 1998 decreased 42.8% to $4,437,000 from $7,760,000 for the comparable period of 1997. The decrease in net investment income was caused primarily by a decrease in average assets, due in part to the purchase of $43.3 million of PXRE's Senior Notes during the second and third quarters of 1997 with proceeds from the $100 million TRUPS securities issued in January,1997; the redeployment of funds to lower

PXRE                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CORPORATION         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

yielding equities and other invested assets, and the market decline of certain limited partnership investments (which are carried on the equity method) during the period. PXRE's pre-tax annualized investment yield was 3.7% for the second quarter of 1998 compared with 6.3% for the corresponding period in 1997, both calculated using amortized cost and investment income before investment expenses. Net realized investment gains for the second quarter of 1998 were $427,000 compared to gains of $300,000 for the corresponding period of 1997.

     The net effects of foreign currency exchange fluctuations were losses of $313,000 in the second quarter of 1998 and gains of $13,000 for the comparable quarter of 1997. See "Liquidity and Capital Resources".

     For the reasons discussed above, net income was $9,189,000 for the three months ended June 30, 1998 compared to $11,960,000 for the comparable period of 1997. Diluted income per common share before extraordinary loss was $0.67 for the second quarter of 1998 compared to $0.93 for the prior comparable period. Diluted income per common share was $0.67 for the second quarter of 1998 compared to $0.86 for the prior comparable period based on diluted average shares outstanding of approximately 13,722,000 in 1998 and 13,908,000 in the corresponding period of 1997.

COMPARISON OF YEAR-TO-DATE RESULTS FOR
1998 WITH 1997

                                          Six Months Ended June 30,
                                  ---------------------------------------
                                                                Increase
                                             1998      1997    (Decrease)
                                             ----      ----    ----------
                                                 (000's)            %

    GROSS PREMIUMS WRITTEN                 $65,262   $67,656      (3.5)

    CEDED PREMIUMS:
      Managed business participants          9,907     9,769       1.4
      Catastrophe coverage and
        surplus reinsurance                 11,630     3,047     281.7
                                           -------  --------
         Total reinsurance premiums ceded   21,537    12,816      68.0
                                           -------  --------
    NET PREMIUMS WRITTEN                   $43,725   $54,840     (20.3)
                                           =======   =======


     Gross premiums written for the first six months of 1998 decreased 3.5% to $65,262,000 from $67,656,000 for the comparable period of 1997. Net premiums written for the six months ended June 30, 1998 decreased 20.3% to $43,725,000 from $54,840,000 for the corresponding period of 1997. Net premiums earned for the first six months of 1998 decreased 12.0% to $41,092,000 from $46,683,000 in the corresponding period of 1997. The increased contribution of PXRE's Lloyd's Syndicate operation, together with the new excess and surplus lines written by Transnational Insurance Company and new international facultative business only partly offset the continued impact of an intensely competitive market

PXRE                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CORPORATION         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

on PXRE's other business lines. Because of competitive conditions and new operations, PXRE increased its purchase of reinsurance and retrocessional coverage, contributing to further declines in net written and net earned premium.

     Premiums ceded by PXRE to its managed business participants increased 1.4% to $9,907,000 for the first six months of 1998 compared with $9,769,000 for the corresponding period of 1997. The increase in premiums ceded to these programs was due primarily to an increased cession rate to Select Re and cessions of new operations offset in part by the effect of declines in gross premiums written of PXRE's traditional operations.

     Management fee income from all sources for the six months ended June 30, 1998 decreased to $1,505,000 from $1,728,000 for the corresponding period of 1997 reflecting a reduced profit commission from a higher combined ratio on the change in business mix for newer operations offset, in part, by an increase in management fee income earned from Select Re.

     The loss ratio was 15.9% for the six months ended June 30, 1998 compared with 11.3% for the corresponding period of 1997 largely due to the higher average loss ratio from PXRE's Lloyd's operation, the new excess and surplus business and new international facultative operations offset in part by the triggering of the recovery on the 1994 aviation loss. The loss ratio for the first six months of 1998 reflected a reversal of previously recorded catastrophe losses of $81,000 gross and $1,247,000 net for 1998 and prior accident years. The reversal of the net catastrophe losses was primarily due to the retrocessional recovery on the 1994 aviation loss. In comparison, the loss ratio for the first six months of 1997 reflected a reversal of previously recorded catastrophe losses of $2,022,000 gross and $1,491,000 net for 1997 and prior accident years.

There were no significant catastrophe losses which occurred in the first half of 1998. Significant catastrophe losses affecting the six months ended June 30, 1997 loss ratio are as follows:

                                           Amount of Losses
                                           ----------------
Loss Event                           Gross                   Net
----------                           -----                   ---
                                            (in thousands)

German, Poland and Czech Floods      $1,422                $1,191



     The provision for losses and loss expenses and the loss ratio includes the effect of foreign exchange movements on PXRE's liability for losses and loss expenses, resulting in a foreign currency exchange loss of $366,000 for the first six months of 1998 compared to a gain of $751,000 for the corresponding period of 1997.

     During 1998, PXRE experienced savings of $1,697,000 net for prior-year loss and loss expenses primarily related to the triggering of a recovery on the 1994 aviation loss discussed earlier offset in part by adverse development in the first quarter of 1998 due to the German,

PXRE                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CORPORATION         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Poland and Czech floods. The loss ratio for the comparable period of 1997 experienced savings of $1,163,000 net for prior-year losses and loss expenses primarily related to the 1996 Eurotunnel fire where redundant reserves were recognized in the second quarter of 1997 of approximately $1,372,000. In addition, prior-year losses originally thought to have triggered market loss coverage thresholds proved to be redundant by approximately $1,800,000 resulting in the reversal of recorded losses in the first quarter of 1997.

     The underwriting expense ratio was 35.8% for the six months ended June 30, 1998 compared with 31.5% for the comparable quarter of 1997. The increase in underwriting expense ratio was substantially due to lower premiums earned, higher commission rates and overhead associated with newer operations and unrealized foreign exchange losses in the first half of 1998.

     As a result of the above, the combined ratio was 51.7% for the first six months of 1998 compared with 42.8% for the corresponding period of 1997.

     Other operating expenses decreased to $7,951,000 for the six months ended June 30, 1998 from $8,287,000 in the comparable period of 1997. Included in other operating expenses were foreign currency exchange losses of $48,000 for the first six months of 1998 compared to losses of $850,000 for the corresponding period of 1997. Operating expenses were $9,251,000 excluding foreign exchange losses and amortization of negative goodwill of $1,348,000 in the first six months of 1998 compared with $8,785,000 in the first six months of 1997.

     During the first six months of 1998, interest expense decreased to $1,146,000 as compared to $2,357,000 in the corresponding period in 1997 due to the effect of the repurchase of $43.3 million of PXRE's 9.75% Senior Notes in open market purchases. PXRE has announced its intention to redeem the Senior Notes; see "Liquidity and Capital Resources". In addition in the first six months of 1998, PXRE incurred minority interest expense amounting to $4,464,000 related to the $100 million of 8.85% Capital Trust Pass-through Securities `sm' (TRUPS `sm') (as described below under "Liquidity and Capital Resources") compared to $3,719,000 in the similar period of 1997. The increase in 1998 reflects the fact that the obligation was only outstanding during a portion of the prior period.

     In the first six months of 1997, PXRE recorded an extraordinary loss of $2,589,000, net of tax, in connection with the repurchase of $41.6 million of PXRE's 9.75% Senior Notes and the associated write-off of the pro rata share of the unamortized debt issuance costs.

     Net investment income for the six months ended June 30, 1998 decreased 28.2% to $11,998,000 from $16,714,000 for the same period of 1997. The decrease in net investment income was caused primarily by a decrease in average assets, due in part to the purchase of $43.3 million of PXRE's Senior Notes during the second and third quarters of 1997 with proceeds from the TRUPS Securities issued in January 1997, the redeployment of funds to lower yielding equities and other invested assets and the market decline of certain limited partnership investments (which are carried on the equity method) during the period. PXRE's pre-tax annualized investment yield

PXRE                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CORPORATION         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

was 5.0% for the second quarter of 1998 compared with 6.5% for the corresponding period in 1997, both calculated using amortized cost and investment income before investment expenses. Net realized investment gains for the first six months of 1998 were $1,652,000 compared to losses of $140,000 for the corresponding period of 1997 reflecting the active management of the portfolio.

     The net effects of foreign currency exchange fluctuations were losses of $414,000 in the six months ended June 30, 1998, as compared to losses of $99,000 for the comparable period of 1997.

     For the reasons discussed above, net income was $19,176,000 for the six months ended June 30, 1998 compared to net income of $22,372,000 for the corresponding period of 1997. Diluted income per common share before extraordinary loss was $1.39 for the first six months of 1998 compared to $1.79 for the prior comparable period. Diluted net income per common share was $1.39 for the six months ended June 30, 1998 compared to $1.60 for the corresponding period of 1997 based on diluted average shares outstanding of approximately 13,755,000 in the first six months of 1998 and 13,947,000 in the comparable period of 1997.

LIQUIDITY AND CAPITAL RESOURCES

     PXRE relies primarily on cash dividends and net tax allocation payments from its subsidiaries PXRE Reinsurance and Transnational Insurance to pay its operating expenses and income taxes, to meet its debt service obligations and to pay dividends to PXRE stockholders. The payment of dividends by PXRE Reinsurance to PXRE and by Transnational Insurance to PXRE Reinsurance is subject to limits imposed under the insurance laws and regulations of Connecticut, the state of incorporation and domicile of PXRE Reinsurance and Transnational Insurance, as well as certain restrictions arising in connection with PXRE indebtedness discussed below. Under the Connecticut insurance law, the maximum amount of dividends or other distributions that PXRE Reinsurance may declare or pay to PXRE, and that Transnational Insurance may declare or pay to PXRE Reinsurance, within any twelve-month period, without regulatory approval, is limited to the lesser of (a) earned surplus or (b) the greater of 10% of policyholders' surplus at December 31 of the preceding year or 100% of net income for the twelve-month period ending December 31 of the preceding year, all determined in accordance with SAP. Accordingly, the Connecticut insurance laws could limit the amount of dividends available for distribution by PXRE Reinsurance or Transnational Insurance without prior regulatory approval, depending upon a variety of factors outside the control of PXRE, including the frequency and severity of catastrophe and other loss events and changes in the reinsurance market, in the insurance regulatory environment and in general economic conditions. The maximum amount of dividends or distributions that PXRE Reinsurance may declare and pay during 1998, without regulatory approval, is $57,388,000. Transnational Insurance may not pay any dividends to PXRE Reinsurance in 1998, without regulatory approval. During the second quarter of 1998, $3,800,000 in dividends were paid by PXRE Reinsurance to PXRE.

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

     On January 29, 1997, PXRE Capital Trust I, a Delaware statutory business trust and a wholly-owned subsidiary of PXRE ("PXRE Capital Trust") issued $100,000,000 principal amount of its 8.85% TRUPS `sm' due February 1, 2027 in an institutional private placement. Proceeds from the sale of these securities were used to purchase PXRE's 8.85% Junior Subordinated Deferrable Interest Debentures due February 1, 2027 (the "Subordinated Debt Securities"). On April 23, 1997, PXRE and PXRE Capital Trust completed the registration with the Securities and Exchange Commission of an exchange offer for these securities and the securities were exchanged for substantially similar securities (the "Capital Securities"). Distributions on the Capital Securities (and interest on the related Subordinated Debt Securities) are payable semi-annually, in arrears, on February 1 and August 1 of each year, commencing August 1, 1997. Minority interest expense, including amortization of debt offering costs, for the second quarter of 1998 in respect of the Capital Securities (and related Subordinated Debt Securities) amounted to approximately $2,231,000. On or after February 1, 2007, PXRE has the right to redeem the Subordinated Debt Securities, in whole at any time or in part from time to time, subject to certain conditions, at call prices of 104.180% at February 1, 2007, declining to 100.418% at February 1, 2016, and 100% thereafter. PXRE has the right, at any time, subject to certain conditions, to defer payments of interest on the Subordinated Debt Securities for Extension Periods (as defined in the applicable indenture), each not exceeding 10 consecutive semi-annual periods; provided that no Extension Period may extend beyond the maturity date of the Subordinated Debt Securities. As a consequence of PXRE's extension of the interest payment period on the Subordinated Debt Securities, distributions on the Capital Securities would be deferred (though such distributions would continue to accrue interest at a rate of 8.85% per annum compounded semi-annually). In the event that PXRE exercises its right to extend an interest payment period, then during any Extension Period, subject to certain exceptions, (i) PXRE shall not declare or pay any dividend

PXRE                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CORPORATION         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

on, make any distributions with respect to, or redeem, purchase, acquire or make a liquidation payment with respect to, any of its capital stock or rights to acquire such capital stock or make any guarantee payments (subject to specified exceptions) with respect to the foregoing, and (ii) PXRE shall not make any payment of interest on, or principal of (or premium, if any, on), or repay, repurchase or redeem, any debt securities issued by PXRE which rank pari passu with or junior to the Subordinated Debt Securities. Upon the termination of any Extension Period and the payment of all amounts then due, PXRE may commence a new Extension Period, subject to certain requirements.

     PXRE has used the net proceeds from the sale of the Capital Securities for general corporate purposes, including the redemption or the purchase, from time to time, in the open market or in privately negotiated transactions or otherwise, of outstanding indebtedness and common stock of PXRE.

     In August 1993, PXRE completed a public offering of $75,000,000 principal amount of 9.75% Senior Notes due August 15, 2003. Interest is payable on the Senior Notes semi-annually. Interest expense, including amortization of debt offering costs, for the first six months of 1998 in respect of the Senior Notes amounted to approximately $602,000. As previously announced, the Company has elected to redeem on August 15, 1998, all of the outstanding 9.75% Senior Notes due August 15, 2003, issued under the Indenture dated August 31, 1993. The Notes will be redeemed at a price of 103.656% of the principal amount, plus accrued interest thereon to August 15, 1998, and, as a result, the Company will record an extraordinary loss of $843,000, net of tax, in the third quarter of 1998, including the remaining unamortized offering costs.

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

     Net cash flow provided by operations was $735,000 during the second quarter of 1998 compared with net cash flow provided by operations of $7,500,000 during the corresponding period of 1997, due to the effects of timing of collection of receivables and reinsurance recoverables and payments of losses.

     PXRE's management has established general procedures and guidelines for its investment portfolio and oversees investment management carried out by Phoenix Investment Partners, Limited, (formerly Phoenix Duff & Phelps Corporation), a public majority-owned subsidiary of Phoenix Home Life Mutual Insurance Company. Although these investment guidelines stress conservation of principal, diversification of risk and liquidity, investments are subject to market-wide risks and fluctuations, as well as to risk inherent in particular securities. At June 30, 1998, PXRE's investment portfolio consisted primarily of fixed maturities and short-term investments. As at June 30, 1998, 81.4% of PXRE's investment portfolio, at fair value, consisted of fixed maturities and short-term investments, while the balance was in equity securities and other invested assets primarily in the form of investments in various mutual funds and limited partnerships. The investment policies and all investments of PXRE are approved by its Board of Directors.

     Of PXRE's fixed maturities portfolio at June 30, 1998, 80.6% of the fair value was in obligations rated "A2" or "A" or better by Moody's Investors Service Inc. or Standard & Poor's Corporation, respectively. Mortgage and asset-backed securities accounted for 24.0% of fixed maturities based on fair value at June 30, 1998. PXRE has no investments in real estate or commercial mortgage loans. The average market yield to maturity of PXRE's fixed maturities portfolio at June 30, 1998 and 1997, was 6.6% and 5.8%, respectively. Starting in the first quarter of 1997, PXRE repositioned a portion of its portfolio out of Treasury, GNMA and short-term investments into new sectors including asset and corporate mortgage-backed securities, emerging markets securities, tax-free municipals and investment grade Yankee bonds, a number of limited partnership investments and to a lesser extent equity investments.

     Fixed maturity and equity investments are reported at fair value, with the net unrealized gain or loss, net of tax, reported as a separate component of stockholders' equity. PXRE recorded directly to stockholders' equity a $2,612,000 after-tax unrealized loss in the value of its investment portfolio ($0.19 book value per share) for the six months ended June 30,1998 reflecting principally the value of its emerging market bonds. Short-term investments are carried at amortized cost, which approximates fair value. PXRE's short-term investments, principally high-grade commercial paper, U.S. Treasury bills and investments in limited partnerships which invest primarily in US Treasury bills, were $55,885,000 at June 30, 1998 compared to $52,905,000 at December 31, 1997.
Other invested assets amounting to $69,452,000 at June 30, 1998, which were comprised of limited partnerships, were accounted for under the equity method. The amount of equity income included in short-term investments and other invested assets as of June 30, 1998 amounted to $1,703,000.

PXRE                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CORPORATION         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

     Dividends incurred in the six months ended June 30, 1998 were $6,869,000 compared to $5,874,000 in the corresponding period of 1997, as a result of the increase in the per share quarterly dividend from $0.21 to $0.25 in the fourth quarter of 1997. The expected annual dividend based on shares outstanding at June 30, 1998 will be approximately $13,744,000.

     Book value per common share was $28.57 at June 30, 1998.

     As announced in April 1997, PXRE's Board of Directors authorized a new stock repurchase program and at June 30, 1998 1.6 million of the authorization remained. In April, 1998 PXRE repurchased 141,800 shares of common stock in open market purchases. From June 30, 1998 until August 7, 1998 PXRE repurchased an additional 175,000 shares.

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

     In December 1996, PXRE completed an investment in Lloyd's of London, forming a new syndicate, PG Butler Syndicate 1224, and a presence in London. The new syndicate has an initial capacity to underwrite 'L'35 million in annual premiums ($58.5 million at June 30, 1998 exchange rates). In connection with the capitalization of the syndicate, PXRE has placed on deposit $43,175,000 par value of U.S. government securities as collateral for Lloyd's. In addition, PXRE issued a letter of credit for the benefit of Lloyd's in the amount of $15,355,000, which is collateralized by municipal bonds and U.S. government securities in approximately the same amount. In addition, PXRE has provided a 'L'5,000,000 ($8,350,000 at June 30, 1998 exchange rates) line of credit to PXRE Managing Agency Limited for liquidity purposes. There has been no drawdown of these amounts.

     In September 1997, PXRE and Phoenix Home Life completed the formation of a joint venture, Cat Bond Investors L.L.C., with initial committed capital of $20 million. The joint venture specializes in investing in instruments, the returns on which are determined, in whole or in part, by the nature, magnitude and/or effects of certain catastrophic events or meteorological conditions.

     All amounts classified as reinsurance recoverable at June 30, 1998 are considered by management of PXRE to be collectible in all material respects.

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

INCOME TAXES

     PXRE's effective tax rate for the second quarter of 1998 and 1997 was 30.6% and 32.8%, respectively, which differs from the statutory rate principally due to negative goodwill amortization, tax-exempt income and state and local taxes.

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

                           PART II. OTHER INFORMATION



Item 4.           Submission of Matters to a Vote of Security Holders

     At PXRE's Annual Meeting of Shareholders held on June 4, 1998, the holders of Common Stock of PXRE approved the following (in each case, with no broker non-votes):

                  (i) the election of three Class III directors to serve until the 2001 Annual Meeting of Shareholders and until their successors have been elected and have qualified:

                           Nominee           Votes For       Votes Withheld
                           --------          -----------     --------------
                           Bernard Kelly     12,883,087              232,782
                           Edward P. Lyons   12,883,087              232,782
                           David W. Searfoss 12,883,087              232,782


                  (ii) The appointment of Price Waterhouse LLP as PXRE's independent public accountants for the fiscal year ending December 31, 1998, by the vote of 13,077,222 votes for, 29,747 votes against and 8,900 abstentions.


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


                                                PXRE CORPORATION


August 13, 1998                         By:  /s/ Sanford M. Kimmel
                                            -------------------------------
                                                Sanford M. Kimmel
                                                Senior Vice President, Treasurer
                                                and Chief Financial Officer

                          STATEMENT OF DIFFERENCES
                          ------------------------

The service mark symbol shall be expressed as.......................... 'sm'
The British pound sterling sign shall be expressed as..................  'L'