Form 10-Q
period 1998-09-30
PXRE CORP
filed 1998-11-12
CIK 799721

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
                                   ------------------

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

     As of November 10, 1998, 13,316,504 shares of common stock, $.01 par value per share, of the Registrant were outstanding.


================================================================================

                                PXRE CORPORATION

                                      INDEX



PART I.  FINANCIAL INFORMATION
     Consolidated Balance Sheets at September 30, 1998
         and December 31, 1997                                                 3


     Consolidated Statements of Income for the three and
         nine months ended September 30, 1998 and 1997                         4


     Consolidated Statements of Stockholders' Equity for the three
         and nine months ended September 30, 1998 and 1997                     5


     Consolidated Statements of Cash Flow for the three and
         nine months ended September 30, 1998 and 1997                         6


     Notes to Consolidated Interim Financial Statements                        7


     Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            10


PART II.  OTHER INFORMATION                                                   28

PXRE                  Consolidated Balance Sheets
Corporation           (Unaudited)
--------------------------------------------------------------------------------

                                                                                                September 30,      December 31,
                                                                                                     1998              1997
                                                                                                     ----              ----
Assets               Investments:
                      Fixed maturities, available-for-sale, at fair value (amortized
                        cost $307,723,000 and $399,145,000, respectively)                       $ 299,619,682    $ 405,949,411
                      Equity securities, at fair value (cost $27,669,000 and $21,049,000)          23,224,811       19,748,877
                      Short-term investments                                                       57,039,019       52,904,819
                      Other invested assets, at fair value (cost $71,775,000 and $42,375,000)      64,992,424       42,857,341
                                                                                                -------------    -------------
                          Total investments                                                       444,875,936      521,460,448
                      Cash                                                                          6,474,531        6,277,876
                      Accrued investment income                                                     6,207,760        6,257,162
                      Receivables:
                        Unreported premiums                                                        22,059,992       14,131,034
                        Balances due from intermediaries and brokers                               21,068,153        5,978,439
                        Other receivables                                                          25,567,901       20,575,692
                      Reinsurance recoverable                                                      37,586,037       14,242,278
                      Ceded unearned premiums                                                      11,638,878        2,531,453
                      Deferred acquisition costs                                                    4,101,028        2,965,741
                      Other assets                                                                 29,891,322       14,531,423
                                                                                                -------------    -------------
                          Total assets                                                          $ 609,471,538    $ 608,951,546
                                                                                                =============    =============

Liabilities          Losses and loss expenses                                                   $  96,134,904    $  57,189,454
                       Unearned premiums                                                           27,225,311       18,485,042
                       Notes payable                                                                        0       21,414,000
                       Other liabilities                                                           31,565,787       25,661,460
                                                                                                -------------    -------------
                            Total liabilities                                                     154,926,002      122,749,956
                                                                                                -------------    -------------

                      Minority interest in consolidated subsidiary:
                        Company-obligated mandatorily redeemable capital trust
                        pass-through securities of subsidiary trust holding solely a
                        company-guaranteed related subordinated debt                               99,515,968       99,513,194

Stockholders'        Serial preferred stock, $.01 par value -- 500,000 shares authorized;
Equity                 no shares issued and outstanding                                                     0                0
                     Common stock, $.01 par value -- 40,000,000 shares authorized;
                       14,936,392 and 14,806,347 shares issued, respectively                          149,363          148,063
                     Additional paid-in capital                                                   259,106,784      255,060,792
                     Net unrealized (depreciation) appreciation on investments, net of
                       deferred income tax (benefit) expense of ($4,385,000) and $1,940,000        (8,575,026)       3,173,006
                     Retained earnings                                                            146,185,219      150,749,451
                     Treasury stock at cost (1,621,798 and 1,042,752 shares)                      (38,081,738)     (21,660,108)
                     Restricted stock at cost (167,832 and 64,403 shares)                          (3,755,034)        (782,808)
                                                                                                -------------    -------------
                            Total stockholders' equity                                            355,029,568      386,688,396
                                                                                                -------------    -------------
                            Total liabilities and stockholders' equity                          $ 609,471,538    $ 608,951,546
                                                                                                =============    =============


        The accompanying notes are an integral part of these statements.

PXRE                 Consolidated Statements of Income
Corporation          (Unaudited)
--------------------------------------------------------------------------------

                                                                                Three Months Ended           Nine Months Ended
                                                                                   September 30,               September 30,
                                                                               1998            1997         1998           1997
                                                                               ----            ----         ----           ----
Revenues      Net premiums earned                                          $ 27,644,965   $ 20,099,586  $ 68,737,319  $ 66,782,922
              Net investment (loss)income                                      (851,792)     8,144,342    11,145,988    24,858,629
              Net realized investment gains                                   1,328,034        955,190     2,980,132       815,589
              Management fees                                                   (33,227)       726,083     1,471,401     2,454,337
                                                                            -----------   ------------  ------------  ------------
                                                                             28,087,980     29,925,201    84,334,840    94,911,477
                                                                            -----------   ------------  ------------  ------------

Losses and    Losses and loss expenses incurred                              32,936,993      1,156,652    39,459,454     6,441,725
Expenses      Commissions and brokerage                                       7,376,058      4,153,134    15,656,171    12,289,058
              Other operating expenses                                        5,414,708      3,561,247    13,365,429    11,847,996
              Interest expense                                                  248,641        433,218     1,394,811     2,790,388
              Minority interest in consolidated subsidiary                    2,232,051      2,231,444     6,695,858     5,950,480
                                                                           ------------   ------------   -----------  ------------
                                                                             48,208,451     11,535,695    76,571,723    39,319,647
                                                                           ------------   ------------   -----------  ------------

              (Loss) income before income taxes and extraordinary item      (20,120,471)    18,389,506     7,763,117    55,591,830
              Income tax (benefit) provision                                 (7,484,000)     6,007,000     1,224,000    18,248,000
                                                                           ------------   ------------   -----------  ------------
              (Loss) income before extraordinary loss                       (12,636,471)    12,382,506     6,539,117    37,343,830
              Extraordinary loss on debt redemption, net of $454,000
               income tax benefit                                              (843,000)      (184,750)    (843,000)    (2,773,690)
                                                                           ------------   ------------  -----------   ------------
              Net (loss) income                                            $(13,479,471)  $ 12,197,756  $ 5,696,117   $ 34,570,140
                                                                           ============   ============  ===========   ============

Per Share     Basic:
               (Loss) income before extraordinary item                     $      (0.93)  $       0.90  $      0.48   $       2.71
               Extraordinary loss                                                 (0.06)         (0.01)       (0.06)         (0.20)
                                                                           ------------   ------------  -----------   ------------
               Net (loss) income                                           $      (0.99)  $       0.89  $      0.42   $       2.51
                                                                           ============   ============  ===========   ============
               Average shares outstanding                                    13,596,222     13,727,284   13,599,922     13,799,581
                                                                           ============   ============  ===========   ============

              Diluted:
               (Loss) income before extraordinary item                     $      (0.93)  $       0.89  $      0.48   $       2.69
               Extraordinary loss                                                 (0.06)         (0.01)       (0.06)         (0.20)
                                                                           ------------   ------------  -----------   ------------
               Net (loss) income                                           $      (0.99)  $       0.88  $      0.42   $       2.49
                                                                           ============   ============  ===========   ============
               Average shares outstanding                                    13,596,222     13,855,874   13,706,155     13,907,417
                                                                           ============   ============  ===========   ============



        The accompanying notes are an integral part of these statements.

PXRE                 Consolidated Statements of Stockholders' Equity
Corporation          (Unaudited)
--------------------------------------------------------------------------------


                                                                     Three Months Ended              Nine Months Ended
                                                                         September 30,                 September 30,
                                                                     1998           1997           1998           1997
                                                                     ----           ----           ----           -----
Common Stock:          Balance at beginning of period            $    149,345   $    147,912   $    148,063   $    147,058
                       Issuance of shares                                  18             67          1,300            921
                                                                 ------------   ------------   ------------   ------------
                           Balance at end of period              $    149,363   $    147,979   $    149,363   $    147,979
                                                                 ============   ============   ============   ============

Additional             Balance at beginning of period            $259,062,191   $254,809,413   $255,060,792   $252,978,182
Paid-in Capital:       Issuance of common shares                       44,593        118,959      4,029,170      1,677,021
                       Other                                                0          9,339         16,822        282,508
                                                                 ------------   ------------   ------------   ------------
                           Balance at end of period              $259,106,784   $254,937,711   $259,106,784   $254,937,711
                                                                 ============   ============   ============   ============

Unrealized
Appreciation           Balance at beginning of period            $    560,841   $  1,980,343   $  3,173,006   $    568,405
(Depreciation)         Change in fair value for the period         (9,135,867)     2,667,942    (11,748,032)     4,079,880
                                                                 ------------   ------------   ------------   ------------
on Investments:            Balance at end of period              $ (8,575,026)  $  4,648,285   $ (8,575,026)  $  4,648,285
                                                                 ============   ============   ============   ============

Retained               Balance at beginning of period            $163,056,187   $135,203,189   $150,749,451   $118,705,257
Earnings:              Net (loss) income                          (13,479,471)    12,197,756      5,696,117     34,570,140
                       Dividends paid to common stockholders       (3,391,497)    (2,890,332)   (10,260,349)    (8,764,784)
                                                                 ------------   ------------   ------------   ------------
                           Balance at end of period              $146,185,219   $144,510,613   $146,185,219   $144,510,613
                                                                 ============   ============   ============   ============

Treasury Stock:        Balance at beginning of period            $(26,003,590)  $(21,660,108)  $(21,660,108)  $(14,090,289)
                       Repurchase of common stock                 (12,078,148)             0    (16,390,277)    (7,464,583)
                       Other                                                0              0        (31,353)      (105,236)
                                                                 ------------   ------------   ------------   ------------
                           Balance at end of period              $(38,081,738)  $(21,660,108)  $(38,081,738)  $(21,660,108)
                                                                 ============   ============   ============   ============

Restricted Stock:      Balance at beginning of period            $ (4,159,471)  $ (1,041,472)  $   (782,808)  $   (630,835)
                       Issuance of restricted stock                         0              0     (3,838,227)      (741,988)
                       Amortization of restricted stock               404,437        119,818        834,648        446,417
                       Other                                                0              0         31,353          4,752
                                                                 ------------   ------------   ------------   ------------
                           Balance at end of period              $ (3,755,034)  $   (921,654)  $ (3,755,034)  $   (921,654)
                                                                 ============   ============   =============  =============

Total                  Balance at beginning of period            $392,665,503   $369,439,277   $386,688,396   $357,677,778
Stockholders'          Issuance of common shares                       44,611        119,026      4,030,470      1,677,942
Equity:                Repurchase of common stock                 (12,078,148)             0    (16,390,277)    (7,464,583)
                       Restricted stock, net                          404,437        119,818     (3,003,579)      (295,571)
                       Unrealized (depreciation) appreciation on
                         investments net of deferred income tax    (9,135,867)     2,667,942    (11,748,032)     4,079,880
                       Net (loss) income                          (13,479,471)    12,197,756      5,696,117     34,570,140
                       Dividends                                   (3,391,497)    (2,890,332)   (10,260,349)    (8,764,784)
                       Other                                                0          9,339         16,822        182,024
                                                                 ------------   ------------   ------------   ------------
                           Balance at end of period              $355,029,568   $381,662,826   $355,029,568   $381,662,826
                                                                 ============   ============   ============   ============



        The accompanying notes are an integral part of these statements.

PXRE                  Consolidated Statements of Cash Flow
Corporation           (Unaudited)
--------------------------------------------------------------------------------

                                                                                 Three Months Ended             Nine Months Ended
                                                                                    September 30,                 September 30,
                                                                                1998           1997           1998          1997
                                                                                ----           ----           ----          ----
Cash Flow         Net (loss) income                                        $(13,479,471)  $ 12,197,756  $   5,696,117  $ 34,570,140
from Operating    Adjustments to reconcile net (loss) income to net
Activities          cash provided by operating activities:
                       Losses and loss expenses                              49,725,415     (3,794,773)    38,945,450   (15,268,193)
                       Unearned premiums                                     (3,049,148)     7,658,211       (367,155)   15,815,281
                       Deferred acquisition costs                              (429,939)      (751,211)    (1,135,288)   (1,616,606)
                       Receivables                                          (15,160,219)   (14,823,392)   (27,159,209)  (23,075,792)
                       Reinsurance balances payable                           3,363,007     (2,786,171)    10,490,639    (3,614,569)
                       Reinsurance recoverable                              (23,156,450)     1,166,908    (23,343,759)    4,361,255
                  Income tax recoverable                                     (7,318,944)      (110,387)    (6,124,404)      118,693
                  Other                                                       2,680,368     (5,727,021)       815,297    (5,733,206)
                                                                           ------------    -----------    -----------  ------------
                        Net cash (used) provided by operating activities     (6,825,381)    (6,970,080)    (2,182,312)    5,557,003
                                                                           ------------    -----------    -----------  ------------



Cash Flow         Cost of fixed maturity investments                         (2,735,569)   (46,803,002)   (96,848,837) (229,218,396)
from Investing    Fixed maturity investments matured/disposed                53,126,927     77,113,933    186,572,930   226,391,890
Activities        Payable for securities                                     (2,893,162)    (5,445,407)     1,326,425     2,026,351
                  Cost of equity securities                                  (1,885,732)    (8,961,661)    (8,097,692)  (12,909,176)
                  Equity securities disposed                                  1,293,245        648,313      1,478,073     2,675,320
                  Net change in short-term investments                       (2,098,106)    24,309,251     (4,209,808)    9,304,707
                  Net change in other invested assets                          (687,351)   (41,500,000)   (28,855,884)  (41,500,000)
                                                                           ------------    -----------   ------------  ------------
                        Net cash provided (used) by investing activities     44,120,252       (638,573)    51,365,207   (43,229,304)
                                                                           ------------    -----------   ------------  ------------



Cash Flow         Proceeds from issuance of common stock                         44,611        119,031        192,246       783,992
from Financing    Cash dividends paid to common stockholders                 (3,391,497)    (2,890,332)   (10,260,349)   (8,764,784)
Activities        Issuance of minority interest in consolidated subsidiary            0              0              0    99,509,000
                  Repurchase of debt                                        (21,487,690)    (1,806,950)   (22,527,860)  (46,521,683)
                  Cost of treasury stock                                    (12,078,148)             0    (16,390,277)   (7,464,583)
                                                                           ------------    -----------    -----------   -----------
                          Net cash (used) provided by financing activities  (36,912,724)    (4,578,251)   (48,986,240)   37,541,942
                                                                           ------------   ------------    ------------  -----------
                  Net change in cash                                            382,147    (12,186,904)       196,655      (130,359)
                  Cash, beginning of period                                   6,092,384     16,995,026      6,277,876     4,938,481
                                                                           ------------   ------------   ------------   -----------
                  Cash, end of period                                      $  6,474,531   $  4,808,122   $  6,474,531   $ 4,808,122
                                                                           ============   ============   ============   ===========



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

     FOREIGN EXCHANGE
         Foreign currency assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Resulting gains and losses are reflected in income for the period.
         The effect of the translation adjustments for the Lloyd's of London operations will be recorded as a cumulative translation adjustment in a separate component of stockholders' equity, net of applicable deferred income taxes; the translation adjustment at December 31, 1997 and September 30, 1998 was not material.

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

         At September 30, 1998, PXRE was a party to retrocessional arrangements with a number of insurers and reinsurers. Under these arrangements, PXRE cedes some of its underwritten risks to the participants, subject to maximum aggregate liabilities per reinsurance program. PXRE receives a management fee or commission, initially based on premium volume, adjusted in some cases through contingent profit commissions related to underwriting results measured over a period of years. Future management fee income is dependent upon the amount of business ceded to the participants and the profitability of that business. Another arrangement with Select Reinsurance Ltd. ("Select Re"), a Bermuda reinsurer, formerly Investors Reinsurance Ltd, was renegotiated in 1998, and involves a five-year fee based undertaking to produce and underwrite business with Select Re.

         PXRE also purchases catastrophe retrocessional coverage for its own protection, depending on market conditions. PXRE has significantly increased its purchases of such coverage in light of the continued general deterioration in catastrophe reinsurance pricing and the opportunity to buy protection at more favorable terms than in recent years.

PXRE                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CORPORATION                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

         In December 1996, PXRE completed an investment in Lloyd's of London, forming a new syndicate, PG Butler Syndicate 1224, providing PXRE a presence in London. Underwriting premium volume and loss experience related to Syndicate 1224's business is included in the consolidated results on a one quarter lag basis, commencing in the quarter ended June 30, 1997. See "Liquidity and Capital Resources".

         In November 1997, PXRE announced the formation of an excess and surplus lines operation which specializes in short-tail property type risks to be written as insurance in Transnational Insurance Company ("Transnational Insurance"), formerly Transnational Reinsurance Company. Its operations commenced during the first quarter of 1998.

         In June 1998 PXRE announced a plan to diversify its business and position itself for renewed growth in a market that has continued to experience intense competitive conditions. The actions announced will add new reinsurance lines and expand the Company's capabilities in existing areas primarily commencing with January 1999 renewals. In addition, these steps are expected over time to reduce the volatility associated with PXRE's catastrophe coverages. To achieve these growth objectives, PXRE has employed two teams of specialists involving a total of 11 executives, to expand the distribution systems used by the Company, strengthen its international business and provide the expertise needed to underwrite certain casualty business. Heretofore, PXRE has not had a significant presence in any casualty markets.

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

         The estimation of losses for catastrophe reinsurers is inherently less reliable than for reinsurers of risks which have an established historical pattern of losses. In addition, insured events which occur near the end of a reporting period, as well as with respect to PXRE's retrocessional book of business, the significant delay in losses being reported to insurance carriers, reinsurers and finally retrocessionaires, require PXRE to make estimates of losses based on limited information from ceding companies and based on its own underwriting data. Because of the uncertainty in the process of estimating its losses from insured events, there is a risk that PXRE's liabilities for losses and loss expenses could prove to be inadequate, with a consequent adverse impact on future earnings and stockholders' equity. Additionally, as a consequence of its emphasis to date on property reinsurance, PXRE may forgo potential

PXRE                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CORPORATION                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

investment income because property losses are typically settled within a shorter period of time than casualty losses.

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

         Premiums on reinsurance business assumed are recorded as earned on a pro rata basis over the contract period based upon estimated subject premiums. Management must estimate the subject premiums associated with the treaties in order to determine the level of earned premiums for a reporting period. Such estimates are based on information from brokers which can be subject to change as new information becomes available. Because of the inherent uncertainty in this process, premiums and related receivable balances may turn out to be higher or lower than reported.

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

         The reinsurance business is increasingly competitive and is undergoing a variety of challenging developments. The industry has in recent years moved toward greater consolidation as ceding companies have placed increased importance on size and financial strength in the selection of reinsurers. Additionally, reinsurers are tapping new markets and complementing their range of traditional reinsurance products with innovative new products which bring together capital markets and reinsurance experience. Also, PXRE has recently made significant commitments to build an excess and surplus lines operation, expand the distribution systems used by PXRE and position PXRE to underwrite certain casualty business, markets in which PXRE has not had a significant presence. PXRE competes with numerous major national and international reinsurance and insurance companies, many of which have substantially greater financial, marketing and management resources than PXRE.

COMPARISON OF THIRD QUARTER RESULTS FOR
1998 WITH 1997

                                                      Three Months Ended
                                                         September 30,
                                                ------------------------------
                                                                      Increase
                                                   1998      1997    (Decrease)
                                                   ----      ----    ----------
                                                       (000's)           %
GROSS PREMIUMS WRITTEN                           $43,608   $35,186      23.9

CEDED PREMIUMS:
  Managed business participants                    5,637     4,613      22.2
  Catastrophe coverage and surplus reinsurance    13,970     2,815     396.3
                                                 -------   -------
     Total reinsurance premiums ceded             19,607     7,428     164.0
                                                 -------   -------

NET PREMIUMS WRITTEN                             $24,001   $27,758     (13.5)
                                                 =======   =======



         Gross premiums written for the three months ended September 30, 1998, increased 23.9% to $43,608,000 from $35,186,000 for the corresponding period of 1997. Net premiums written for the third quarter of 1998, decreased 13.5% to $24,001,000 from $27,758,000 for the corresponding period of 1997. Net premiums earned for the third quarter of 1998, increased 37.5% to $27,645,000 from $20,100,000 for the comparable period of 1997. The increased contribution of

PXRE                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CORPORATION                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

PXRE's Lloyd's Syndicate operation over the year-earlier period (which is included in the consolidated results on a one quarter lag basis, commencing in the second quarter of 1997), together with the new excess and surplus lines written by Transnational Insurance and new international facultative business lines and reinstatement premiums associated with the third quarter 1998 catastrophes, discussed below, more than offset the continued impact of an intensely competitive market on PXRE's other business lines and helped PXRE increase its gross premiums written and net premiums earned during the third quarter of 1998. Because of competitive conditions and new operations, however, PXRE significantly increased its purchase of reinsurance and retrocessional coverage, which resulted in a decline in net premiums written for the period.

         Premiums ceded by PXRE to its managed business participants increased 22.2% to $5,637,000 for the third quarter of 1998 compared with $4,613,000 for the corresponding period of 1997. The increase in premiums ceded to these programs was due to an increase in the cession rate to Select Re and an increase in gross premiums written resulting from new operations.

         Management fee income from all sources for the three months ended September 30, 1998 decreased by $759,000 to $(33,000) from $726,000 for the corresponding period of 1997, reflecting a reduced profit commission due to Hurricane Georges and two aerospace catastrophes discussed below and a higher combined ratio on the change in business mix reflected in the higher gross premiums written, offset in part by an increase in management fee income earned from Select Re.

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

         The loss ratio was 119.1% for the third quarter of 1998 compared with 5.7% for the comparable period of 1997 largely due to Hurricane Georges, two aerospace catastrophes and the higher average loss ratio from PXRE's Lloyd's operation, the new excess and surplus business and new international facultative operations. The loss ratio for the third quarter of 1998 reflected incurred catastrophe losses of $43,333,000 gross and $22,286,000 net for 1998 and prior accident years. In comparison, the loss ratio for the third quarter of 1997 reflected a reversal of previously recorded catastrophe losses of $1,157,000 gross and $950,000 net for 1997 and prior accident years. PXRE experienced the following new significant catastrophe losses for the third quarter of 1998:

PXRE                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CORPORATION                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                          Amount of Losses
                                                          ----------------
Loss Event                                          Gross                  Net
----------                                          -----                  ---
                                                           (in thousands)
Hurricane Georges                                  $43,616               $22,729
Two aerospace losses                                 3,485                 2,766

         In the third quarter of 1997 significant catastrophe losses affecting the loss ratio were the German, Poland and Czech floods amounting to $2,798,000 gross and $2,343,000 net.

         It should be noted that results from PXRE's Lloyd's Syndicate are recorded on a one quarter lag basis. Therefore, losses of the Lloyd's Syndicate from Hurricane Georges and the above aerospace losses amounting to $2,962,000 (net of reinstatment premiums) are not reflected in the third quarter 1998 results.

         The provision for losses and loss expenses and the loss ratio includes the effect of foreign exchange movements on PXRE's liability for losses and loss expenses, resulting in a foreign currency exchange loss of $399,000 for the three months ended September 30, 1998 compared to a loss of $22,000 for the corresponding period of 1997.

         During the third quarter of 1998, PXRE experienced a deficiency of $104,000 net for prior-year loss and loss expenses. The loss ratio for the comparable period of 1997 was favorably affected by savings of $4,022,000 net for prior-year losses and loss expenses from a number of previously recorded catastrophes and facultative losses.

         The underwriting expense ratio was 46.4% for the third quarter of 1998 compared with 34.8% for the comparable period of 1997. The increase in underwriting expense ratio was substantially due to higher commission rates and overhead associated with the newer operations and contingent commissions on certain business.

         As a result of the above, the combined ratio was 165.5% for the third quarter of 1998 compared with 40.5% for the corresponding period of 1997.

         Other operating expenses increased to $5,415,000 for the three months ended September 30, 1998 from $3,561,000 in the comparable period of 1997. The increase was mainly due to expenses associated with salary and benefits from new operations. Included in other operating expenses were foreign currency exchange gains of $301,000 for the three months ended September 30, 1998 compared to losses of $323,000 for the corresponding period of 1997.

         During the third quarter of 1998, interest expense decreased to $249,000 as compared to $433,000 in the corresponding period of 1997 due to the effect of repurchases of PXRE's 9.75% Senior Notes in open market purchases and the redemption of the Senior Notes on August 15, 1998 (see "Liquidity and Capital Resources"). In addition, in the third quarter of 1998 and 1997,

PXRE                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CORPORATION                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

PXRE incurred minority interest expense amounting to $2,231,000 related to the $100 million of 8.85% Capital Trust Pass-through Securities'sm' (TRUPS'sm') (as described below under "Liquidity and Capital Resources").

         In the third quarter of 1998, PXRE recorded an extraordinary loss of $843,000, net of tax, in connection with the redemption of the remaining $20.4 million of PXRE's 9.75% Senior Notes and the associated write-off of the pro rata share of the unamortized debt issuance costs.

         Net investment income for the three months ended September 30, 1998 decreased by $8,996,000 from $8,144,000 for the comparable period of 1997. The decrease in net investment income was caused primarily by an unrealized loss of $6,790,000 from investments in limited partnerships, accounted for using the equity method, reflecting unrealized losses in certain underlying investments due to the stock market decline experienced in the third quarter of 1998. Additionally, investment income declined from the usage of funds for the redemption of the Company's remaining 9.75% Senior Notes and the redeployment of funds to equities and other invested assets. PXRE's pre-tax annualized investment yield was (0.7)% for the third quarter of 1998 compared with 6.7% for the corresponding period in 1997, both calculated using amortized cost and investment income before investment expenses. Net realized investment gains for the third quarter of 1998 were $1,328,000 compared to gains of $955,000 for the corresponding period of 1997 which results included trading in investment products having characteristics similar to the types of reinsurance PXRE traditionally assumes.

         The net effects of foreign currency exchange fluctuations were losses of $98,000 in the third quarter of 1998 and losses of $345,000 for the comparable quarter of 1997. See "Liquidity and Capital Resources."

         For the reasons discussed above, net loss was $13,479,000 or $0.99 per diluted share for the three months ended September 30, 1998 compared to net income of $12,198,000 or $0.88 per diluted share for the comparable period of 1997. Diluted income per common share before extraordinary loss was a loss of $0.93 for the third quarter of 1998 compared to income of $0.89 for the prior comparable period. The diluted average shares outstanding were approximately 13,596,000 in 1998 and 13,856,000 in the corresponding period of 1997.

PXRE                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CORPORATION                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

COMPARISON OF YEAR-TO-DATE RESULTS FOR
1998 WITH 1997

                                          Nine Months Ended September 30,
                                       -------------------------------------
                                                                   Increase
                                          1998         1997       (Decrease)
                                          ----         ----       ----------
                                               (000's)             %
GROSS PREMIUMS WRITTEN                  $108,871      $102,842        5.9

CEDED PREMIUMS:
  Managed business participants           15,544        14,382        8.1
  Catastrophe coverage and surplus
     Reinsurance                          25,601         5,862      336.7
                                        --------      --------
     Total reinsurance premiums ceded     41,145        20,244      103.2
                                        --------      --------

NET PREMIUMS WRITTEN                    $ 67,726      $ 82,598      (18.0)
                                        ========      ========

         Gross premiums written for the first nine months of 1998 increased 5.9% to $108,871,000 from $102,842,000 for the comparable period of 1997. Net premiums written for the nine months ended September 30, 1998 decreased 18.0% to $67,726,000 from $82,598,000 for the corresponding period of 1997. Net premiums earned for the first nine months of 1998 increased 2.9% to $68,737,000 from $66,783,000 in the corresponding period of 1997. The increased contribution of PXRE's Lloyd's Syndicate operation, together with the new excess and surplus lines written by Transnational Insurance and new international facultative business and reinstatement premiums associated with the third quarter 1998 catastrophes offset the continued impact of an intensely competitive market on PXRE's other business lines. Because of competitive conditions and new operations, however, PXRE increased its purchase of reinsurance and retrocessional coverage, which resulted in a decline in net premiums written for the period.

         Premiums ceded by PXRE to its managed business participants increased 8.1% to $15,544,000 for the first nine months of 1998 compared with $14,382,000 for the corresponding period of 1997. The increase in premiums ceded to these programs was due primarily to an increased cession rate to Select Re and cessions from new operations offset in part by the effect of declines in gross premiums written in PXRE's traditional operations.

         Management fee income from all sources for the nine months ended September 30, 1998 decreased to $1,471,000 from $2,454,000 for the corresponding period of 1997 reflecting a reduced profit commission primarily associated with Hurricane Georges and two aerospace catastrophes offset, in part, by an increase in management fee income earned from Select Re.

         The loss ratio was 57.4% for the nine months ended September 30, 1998 compared with 9.6% for the corresponding period of 1997 largely due to Hurricane Georges, two

PXRE                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CORPORATION                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

aerospace catastrophes and the higher average loss ratio from PXRE's Lloyd's operation, the new excess and surplus business and new international facultative operations. The loss ratio for the first nine months of 1998 reflected recorded catastrophe losses of $43,253,000 gross and $21,040,000 net for 1998 and prior accident years. In comparison, the loss ratio for the first nine months of 1997 reflected a reversal of previously recorded catastrophe losses of $865,000 gross and $541,000 net for 1997 and prior accident years.

         Significant catastrophe losses which occurred in the nine months ended September, 1998 were:

                                                          Amount of Losses
                                                          ----------------
Loss Event                                          Gross                  Net
----------                                          -----                  ---
                                                          (in thousands)
Hurricane Georges                                  $43,616               $22,729
Two aerospace losses                                 3,485                 2,766

         Significant catastrophe losses affecting the nine months ended September 30, 1997 loss ratio were as follows:

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

         The provision for losses and loss expenses and the loss ratio includes the effect of foreign exchange movements on PXRE's liability for losses and loss expenses, resulting in a foreign currency exchange loss of $766,000 for the first nine months of 1998 compared to a gain of $728,000 for the corresponding period of 1997.

         During 1998, PXRE experienced savings of $1,592,000 net for prior-year loss and loss expenses primarily related to the triggering of a recovery on the 1994 aviation loss offset in part by adverse development in the first quarter of 1998 due to the German, Poland and Czech floods. The loss ratio for the comparable period of 1997 experienced savings of $5,185,000 net for prior-year losses and loss expenses primarily related to the Eurotunnel fire and Hurricane Fran where redundant reserves were recognized in the nine months of 1997 of approximately $1,579,000 and $1,473,000 respectively. In addition, prior-year losses originally thought to have triggered market loss coverage thresholds proved to be redundant by approximately $1,800,000 resulting in the reversal of recorded losses in the first quarter of 1997.

         The underwriting expense ratio was 40.1% for the nine months ended September 30, 1998 compared with 32.5% for the comparable period of 1997. The increase in underwriting expense ratio was substantially due to higher commission rates and overhead associated with newer operations and contingent commissions on certain business.

PXRE                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CORPORATION                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

         As a result of the above, the combined ratio was 97.5% for the first nine months of 1998 compared with 42.1% for the corresponding period of 1997.

         Other operating expenses increased to $13,365,000 for the nine months ended September 30, 1998 from $11,848,000 in the comparable period of 1997. The increase was mainly due to expenses associated with salary and benefits from new operations. Included in other operating expenses were foreign currency exchange gains of $254,000 for the first nine months of 1998 compared to losses of $1,173,000 for the corresponding period of 1997.

         During the first nine months of 1998, interest expense decreased to $1,395,000 as compared to $2,790,000 in the corresponding period in 1997 due to the effect of repurchases of PXRE's 9.75% Senior Notes in open market purchases and the redemption of the remaining Senior Notes on August 15, 1998 (see "Liquidity and Capital Resources"). In addition, in the first nine months of 1998, PXRE incurred minority interest expense amounting to $6,696,000 related to the $100 million of 8.85% Capital Trust Pass-through Securities'sm' (TRUPS'sm') (as described below under "Liquidity and Capital Resources") compared to $5,950,000 in the similar period of 1997. The increase in 1998 reflects the fact that the obligation was only outstanding during a portion of the prior period.

         In the first nine months of 1998, PXRE recorded an extraordinary loss of $843,000, net of tax, in connection with the redemption of $20.4 million of PXRE's 9.75% Senior Notes and the associated write-off of the pro rata share of the unamortized debt issuance costs.

         Net investment income for the nine months ended September 30, 1998 decreased 55.2% to $11,146,000 from $24,859,000 for the same period of 1997. The decrease in net investment income was caused primarily by the same factors which caused a decline in third quarter 1998 investment income discussed earlier. PXRE's pre-tax annualized investment yield was 3.23% for the third quarter of 1998 compared with 6.6% for the corresponding period in 1997, both calculated using amortized cost and investment income before investment expenses. Net realized investment gains for the first nine months of 1998 were $2,980,000 compared to losses of $816,000 for the corresponding period of 1997, which results included trading in investment products having characteristics similar to the types of reinsurance PXRE traditionally assumes.

         The net effects of foreign currency exchange fluctuations were losses of $512,000 in the nine months ended September 30, 1998, as compared to losses of $445,000 for the comparable period of 1997.

         For the reasons discussed above, net income was $5,696,000 for the nine months ended September 30, 1998 compared to net income of $34,570,000 for the corresponding period of 1997. Diluted income per common share before extraordinary loss was $0.48 for the first nine months of 1998 compared to $2.69 for the prior comparable period. Diluted net income per common share was $0.42 for the nine months ended September 30, 1998 compared to $2.49 for the corresponding period

PXRE                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CORPORATION                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

of 1997 based on diluted average shares outstanding of approximately 13,706,000 in the first nine months of 1998 and 13,907,000 in the comparable period of 1997.


LIQUIDITY AND CAPITAL RESOURCES

         PXRE relies primarily on cash dividends and net tax allocation payments from its subsidiaries PXRE Reinsurance and Transnational Insurance to pay its operating expenses and income taxes, to meet its debt service obligations and to pay dividends to PXRE stockholders. The payment of dividends by PXRE Reinsurance to PXRE and by Transnational Insurance to PXRE Reinsurance is subject to limits imposed under the insurance laws and regulations of Connecticut, the state of incorporation and domicile of PXRE Reinsurance and Transnational Insurance, as well as certain restrictions arising in connection with PXRE indebtedness discussed below. Under the Connecticut insurance law, the maximum amount of dividends or other distributions that PXRE Reinsurance may declare or pay to PXRE, and that Transnational Insurance may declare or pay to PXRE Reinsurance, within any twelve-month period, without regulatory approval, is limited to the lesser of (a) earned surplus or (b) the greater of 10% of policyholders' surplus at December 31 of the preceding year or 100% of net income for the twelve-month period ending December 31 of the preceding year, all determined in accordance with SAP. Accordingly, the Connecticut insurance laws could limit the amount of dividends available for distribution by PXRE Reinsurance or Transnational Insurance without prior regulatory approval, depending upon a variety of factors outside the control of PXRE, including the frequency and severity of catastrophe and other loss events and changes in the reinsurance market, in the insurance regulatory environment and in general economic conditions. The maximum amount of dividends or distributions that PXRE Reinsurance may declare and pay during 1998, without regulatory approval, is $57,388,000. Transnational Insurance may not pay any dividends to PXRE Reinsurance in 1998, without regulatory approval. During the first nine months of 1998, $49,400,000 in dividends were paid by PXRE Reinsurance to PXRE. In October 1998, an additional $7,988,000 in dividends were paid by PXRE Reinsurance to PXRE.

         PXRE is currently negotiating a $75 million to $100 million syndicated loan with commercial banks to enhance the capital of PXRE Reinsurance and to provide additional liquidity at the holding company level. Although PXRE expects to have the loan in place before year end, there can be no assurance that such loan can be effected on satisfactory terms, if at all.

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

         On January 29, 1997, PXRE Capital Trust I, a Delaware statutory business trust and a wholly-owned subsidiary of PXRE ("PXRE Capital Trust") issued $100,000,000 principal amount of its 8.85% TRUPS'sm' due February 1, 2027 in an institutional private placement. Proceeds from the sale of these securities were used to purchase PXRE's 8.85% Junior Subordinated Deferrable Interest Debentures due February 1, 2027 (the "Subordinated Debt Securities"). On April 23, 1997, PXRE and PXRE Capital Trust completed the registration with the Securities and Exchange Commission of an exchange offer for these securities and the securities were exchanged for substantially similar securities (the "Capital Securities"). Distributions on the Capital Securities (and interest on the related Subordinated Debt Securities) are payable semi-annually, in arrears, on February 1 and August 1 of each year, commencing August 1, 1997. Minority interest expense, including amortization of debt offering costs, for the third quarter of 1998 in respect of the Capital Securities (and related Subordinated Debt Securities) amounted to $2,232,000. On or after February 1, 2007, PXRE has the right to redeem the Subordinated Debt Securities, in whole at any time or in part from time to time, subject to certain conditions, at call prices of 104.180% at February 1, 2007, declining to 100.418% at February 1, 2016, and 100% thereafter. PXRE has the right, at any time, subject to certain conditions, to defer payments of interest on the Subordinated Debt Securities for Extension Periods (as defined in the applicable indenture), each not exceeding 10 consecutive semi-annual periods; provided that no Extension Period may extend beyond the maturity date of the Subordinated Debt Securities. As a consequence of PXRE's extension of the interest payment period on the Subordinated Debt Securities, distributions on the Capital Securities would be deferred (though such distributions would continue to accrue interest at a rate of 8.85% per annum compounded semi-annually). In the event that PXRE exercises its right to extend an interest payment period, then during any Extension Period, subject to certain exceptions, (i) PXRE shall not declare or pay any dividend on, make any distributions with respect to, or redeem, purchase, acquire or make a liquidation payment with respect to, any of its capital stock or rights to acquire such capital stock or make any guarantee payments (subject to specified exceptions) with respect to the foregoing, and (ii) PXRE shall not make any payment of interest on, or principal of (or premium, if any, on), or repay, repurchase or redeem, any debt securities issued by PXRE which rank pari passu with or junior to the Subordinated Debt Securities. Upon the termination of any Extension Period and the payment of all amounts then due, PXRE may commence a new Extension Period, subject to certain requirements.

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

         In August 1993, PXRE completed a public offering of $75,000,000 principal amount of 9.75% Senior Notes due August 15, 2003. Interest expense, including amortization of debt offering costs, for the first nine months of 1998 in respect of the Senior Notes amounted to approximately $1,395,000. As previously announced, the Company elected to redeem on August 15, 1998, all of the outstanding 9.75% Senior Notes due August 15, 2003, issued under the Indenture dated August 31, 1993. The Notes were redeemed at a price of 103.656% of the principal amount, plus accrued interest thereon to August 15, 1998, and, as a result, the Company recorded an extraordinary loss of $843,000, net of tax, in the third quarter of 1998, including the remaining unamortized offering costs.

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

         Net cash flow used by operations was $6,825,000 during the third quarter of 1998 compared with net cash flow used by operations of $6,970,000 during the corresponding period of 1997, due to the effects of timing of collection of receivables and reinsurance recoverables and payments of losses.

         PXRE's management has established general procedures and guidelines for its investment portfolio and oversees investment management carried out by Phoenix Investment Partners, Limited (formerly Phoenix Duff & Phelps Corporation), a public majority-owned subsidiary of Phoenix Home Life Mutual Insurance Company, and by selected other

PXRE                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CORPORATION                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

investment managers. Although these investment guidelines stress conservation of principal, diversification of risk and liquidity, investments are subject to market-wide risks and fluctuations, as well as to risk inherent in particular securities. At September 30, 1998, PXRE's investment portfolio consisted primarily of fixed maturities and short-term investments. As at September 30, 1998, 80.2% of PXRE's investment portfolio, at fair value, consisted of fixed maturities and short-term investments, while the balance was in equity securities and other invested assets primarily in the form of investments in various mutual funds and limited partnerships. The investment policies and all investments of PXRE are approved by its Board of Directors.

         Of PXRE's fixed maturities portfolio at September 30, 1998, 83.7% of the fair value was in obligations rated "A3" or "A" or better by Moody's Investors Service Inc. or Standard & Poor's Corporation, respectively. Mortgage and asset-backed securities accounted for 25.8% of fixed maturities based on fair value at September 30, 1998. At September 30, 1998 PXRE had no investments in real estate or commercial mortgage loans; however subsequent to September 30, 1998, PXRE invested approximately $5 million in common shares of publicly traded real estate investment trusts. The average market yield to maturity of PXRE's fixed maturities portfolio at September 30, 1998 and 1997, was 6.5% and 6.1%, respectively. Starting in the first quarter of 1997, PXRE repositioned a portion of its portfolio out of Treasury, GNMA and short-term investments into new sectors including asset and corporate mortgage-backed securities, emerging markets securities, tax-free municipals and investment grade Yankee bonds, a number of limited partnership investments and, to a lesser extent, equity investments.

         Fixed maturity and equity investments are reported at fair value, with the net unrealized gain or loss, net of tax, reported as a separate component of stockholders' equity. PXRE recorded directly to stockholders' equity a $11,748,000 after-tax unrealized loss in the value of its investment portfolio ($0.88 book value per share) for the nine months ended September 30,1998 primarily from its emerging market debt and from its overall bond and common stock portfolio reflecting volatile market conditions during the third quarter of 1998. Short-term investments are carried at amortized cost, which approximates fair value. PXRE's short-term investments, principally high-grade commercial paper, U.S. Treasury bills and investments in limited partnerships which invest primarily in U.S. Treasury bills, were $57,039,000 at September 30, 1998 compared to $52,905,000 at December 31, 1997. Other invested assets amounting to $64,992,000 at September 30, 1998, which were comprised of limited partnerships, were accounted for under the equity method. The amount of cumulative equity loss included in short-term investments and other invested assets as of September 30, 1998 amounted to $5,020,000.

         Dividends incurred in the nine months ended September 30, 1998 were $10,260,000 compared to $8,765,000 in the corresponding period of 1997, as a result of the increase in the per share quarterly dividend from $0.21 to $0.25 in the fourth quarter of 1997. The expected annual dividend based on shares outstanding at September 30, 1998 will be approximately

PXRE                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CORPORATION                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

$13,847,000 reflecting an increase in the quarterly dividend from $0.25 to $0.26 in the fourth quarter of 1998.

         Book value per common share was $26.66 at September 30, 1998.

         As announced in April 1997, PXRE's Board of Directors authorized a new stock repurchase program and at September 30, 1998 1.1 million shares of the authorization remained. In the third quarter of 1998 PXRE repurchased 431,500 shares of common stock for $12,078,000 in open market purchases. From September 30, 1998 until November 12, 1998 PXRE repurchased an additional 538,000 shares for $12,834,000, reducing the remaining authorization at November 12, 1998 to 604,000 shares.

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

         In December 1996, PXRE completed an investment in Lloyd's of London, forming a new syndicate, PG Butler Syndicate 1224, and a presence in London. The new syndicate has an initial capacity to underwrite 'L'35 million in annual premiums ($59.5 million at September 30, 1998 exchange rates). In connection with the capitalization of the syndicate, PXRE has placed on deposit $43,175,000 par value of U.S. government securities as collateral for Lloyd's. In addition, PXRE issued a letter of credit for the benefit of Lloyd's in the amount of $15,355,000, which is collateralized by municipal bonds and U.S. government securities in approximately the same amount. In addition, PXRE has provided a 'L'5,000,000 ($8.5 million at September 30, 1998 exchange rates) line of credit to PXRE Managing Agency Limited for liquidity purposes. There has been no drawdown of these amounts through September 30, 1998.

         In September 1997, PXRE and Phoenix Home Life completed the formation of a joint venture, Cat Bond Investors L.L.C., with initial committed capital of $20 million. The joint venture specializes in investing in instruments, the returns on which are determined, in whole or in part, by the nature, magnitude and/or effects of certain catastrophic events or meteorological conditions.

         All amounts classified as reinsurance recoverable at September 30, 1998 are considered by management of PXRE to be collectible in all material respects.

PXRE                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CORPORATION                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

YEAR 2000 UPDATE

         PXRE's Year 2000 Project is proceeding on schedule. The Project is addressing the issue of computer progams and embedded computer chips being unable to distinguish between the year 1900 and the year 2000. PXRE believes that the impact of Year 2000 issues on its internal computer systems will not be material. PXRE wrote and upgraded most of its software over the last four years in an Oracle based software environment that has been certified as Year 2000 compliant. It has been PXRE's internal standard to develop all internally based systems using 4 digit date fields for all calculations.

Two older legacy systems have been identified as not being year 2000 compliant. One is a vendor provided general ledger system, which is being replaced with a new, Year 2000 certified general ledger system. This system is expected to be in production in the fourth quarter of 1998. Another system, which was internally developed, is being upgraded and rewritten in the Oracle compliant environment and is expected to be completed in the first quarter of 1999.

PXRE has replaced or upgraded, as part of its normal upgrade of hardware and software, most of its mission critical servers, personal computers and related desktop or network software to Year 2000 compliant versions. The cost of replacing any remaining non-compliant equipment is not expected to be material. The Company budgeted and expended $300,000 in 1998 for the upgrade and replacement of software systems and hardware for this purpose.

PXRE has been in contact with its other material business partners to determine their state of readiness with regard to the Year 2000 issue and the potential impact on PXRE. PXRE has identified the following categories of business partners as material to PXRE's ability to conduct its operations: banks and investment advisors, reinsurance intermediaries, major reinsurance clients, telecommunications providers and utilities.

Where PXRE has determined that the relationship with a business partner is material to its ability to conduct normal operations, PXRE has sent letters to its business partner requesting an update on the status of its Year 2000 initiative. Where deemed necessary, PXRE is following up with the business partner to obtain additional information. Based on the assurances of these business partners and PXRE's internal reviews of the information provided, PXRE has not currently identified a material business partner that will not be compliant. However, there can be no assurance that all material business partners will be compliant and such non-compliance could have a material effect on PXRE's financial position and results of operations. PXRE expects to complete its

PXRE                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CORPORATION                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

review of material business partners by March 31, 1999.

PXRE has made the decision to evaluate the potential Year 2000 exposures emanating from its reinsurance business by conducting an analysis of each individual customer's risk exposures. Where appropriate, PXRE intends to require that an exclusion be added to the reinsurance contract. PXRE began adding exclusions to reinsurance contracts in early 1998. Additionally, it is PXRE's position that Year 2000 exposures are not fortuitous losses and thus are not covered under reinsurance contracts even without specific exclusions. For these reasons, PXRE believes that its exposures to Year 2000 claims will not be material. However, as was the case with environmental exposures, changing social and legal trends may create unintended coverage for exposures by reinterpreting reinsurance contracts and related exclusions. It is impossible to predict what, if any, exposure reinsurance companies may ultimately have for Year 2000 claims whether coverage for the issue is specifically excluded or included.

Formal contingency plans will not be formulated until PXRE has identified specific areas where there is a substantial risk of Year 2000 problems occurring, and no such areas are identified as of this date.

Readers are cautioned that forward-looking statements contained in this Year 2000 Update should be read in conjunction with the Company's disclosures under the heading: "CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS."

INCOME TAXES

         PXRE's effective tax rate for the nine months ended September 30, 1998 and 1997 was an 11.9% and 32.6% charge, respectively, which differs from the statutory rate principally due to the relative proportion of underwriting and taxable investments versus tax exempt investments, particularly in the third quarter of 1998. For the third quarter of 1998 and 1997 the effective tax rate was a 37.1% benefit and 32.6% charge, respectively, which differs from the statutory rate in 1998 principally due to third quarter catastrophe underwriting losses and in 1998 and 1997 due to negative amortization, tax-exempt income and state and local taxes.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         This report contains various forward-looking statements and includes assumptions concerning PXRE's operations, future results and prospects. Statements included herein, as well as statements made by or on behalf of PXRE in press releases, written statements or other documents filed with the Securities and Exchange Commission, or in its communications and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls, which are not historical in nature are intended to be, and are hereby identified as, "forward-looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934 as amended. These forward-looking statements are based on current expectations and are subject to risk and uncertainties. PXRE cautions investors and analysts that actual results or events could differ materially from those set forth or implied by the forward-looking statements and related assumptions, depending on the outcome of certain important factors including, but not limited to, the following: (i) the frequency and severity of catastrophic events; (ii) changes in the level of competition in the reinsurance or primary insurance markets that impact the volume or profitability of the

PXRE                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CORPORATION                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

property-casualty reinsurance business (these changes include, but are not limited to, the intensity of price competition, the entry of new competitors, existing competitors exiting the market and the development of new products by new and existing competitors); (iii) changes in the demand for reinsurance, including changes in the amount of ceding companies' retentions and changes in the demand for excess and surplus lines insurance coverages; (iv) the ability of PXRE to execute its diversification initiatives in markets in which PXRE has not had a significant presence; (v) adverse development on loss reserves related to business written in prior years; (vi) lower than estimated retrocessional recoveries on unpaid losses, including the effects of losses due to a decline in the creditworthiness of PXRE's retrocessionaires; (vii) increases in interest rates, which cause a reduction in the market value of PXRE's interest rate sensitive investments, including its fixed income investment portfolio; (viii) decreases in interest rates causing a reduction of income earned on new cash flow from operations and the reinvestment of the proceeds from sales, calls or maturities of existing investments; (ix) market fluctuations in equity securities and securities underlying limited partnership investments, (x) changes in the composition of PXRE's investment portfolio; and (xi) changes in management's evaluation of the impact of the Year 2000 problem on its operations.

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




                                            PXRE CORPORATION


November 12, 1998                           By:/s/ Sanford M. Kimmel
                                               ---------------------
                                            Sanford M. Kimmel
                                            Senior Vice President, Treasurer
                                            and Chief Financial Officer

                          STATEMENT OF DIFFERENCES
                          ------------------------

The service mark symbol shall be expressed as ........................ 'sm'
The British pound sterling sign shall be expressed as ................ 'L'