Form 10-K
period 1998-12-31
PXRE CORP
filed 1999-03-25
CIK 799721

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

                                ----------------

For the fiscal year ended December 31, 1998       Commission File Number 0-15428

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

            Yes |X|                         No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 19, 1999 computed by reference to the closing price of such common equity as of the close of business on March 19, 1999 was $232,676,257. As of March 19, 1999, 11,856,115 shares of the registrant's common stock were issued and outstanding.

================================================================================

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III Portions of PXRE Corporation's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 3, 1999.

Part IV           Portions of PXRE Corporation's Proxy Statement dated April 30,
                  1997.

Part IV           Portions of PXRE Corporation's Proxy Statement dated May 3,
                  1995.

Part IV           Portions of PXRE Corporation's Proxy Statement dated April 23,
                  1993.

Part IV           Portions of PXRE Corporation's Proxy Statement dated April 12,
                  1991.

Part IV           Portions of PXRE Corporation's Proxy Statement dated April 13,
                  1990.

                                     PART I

Item 1. Business

Overview

      PXRE Corporation ("PXRE") is a Delaware holding company, with national and international underwriting and service operations, which conducts its business primarily through its principal operating subsidiaries, PXRE Reinsurance Company ("PXRE Reinsurance"), PXRE Managing Agency Limited ("PXRE Managing Agency"), PXRE Limited and Transnational Insurance Company ("Transnational Insurance").

      PXRE Reinsurance is both a brokerage market reinsurer and a direct writing reinsurer with approximately $447 million of policyholders' surplus which principally underwrites treaty and facultative reinsurance for property (including marine and aerospace) and short tail casualty risks. PXRE Reinsurance is licensed or authorized to transact business in 41 states and the District of Columbia, Puerto Rico and Mexico and operates a branch in Belgium ("PXRE's Brussels Branch").

      PXRE Managing Agency manages PG Butler Syndicate 1224 ("PXRE Lloyd's Syndicate") at Lloyd's of London ("Lloyd's") which has initial underwriting capacity of approximately ('L')35 million ($58 million at December 31, 1998 exchange rates). PXRE Limited, which carries on business as a corporate member of Lloyd's, is the sole member of PXRE Lloyd's Syndicate. PXRE Lloyd's Syndicate underwrites specialty types of insurance and reinsurance (including short tail excess of loss medical coverages and personal accident business as well as catastrophe related coverages, marine and aerospace reinsurance and facultative reinsurance) on a worldwide basis. Underwriting premium volume and loss experience related to the business of PXRE Lloyd's Syndicate is included in PXRE's consolidated results on a one quarter lag basis, commencing in the quarter ended June 30, 1997.

      Transnational Insurance is an excess and surplus lines carrier specializing in non-standard and excess property insurance risks. Currently, Transnational Insurance, which is a wholly-owned subsidiary of PXRE Reinsurance, has over $100 million of capital and is eligible to write business on a surplus lines basis in 36 states and the District of Columbia, Guam and the U.S. Virgin Islands.

      PXRE also employs its property and casualty underwriting expertise to generate management fee income by managing business for other insurers and reinsurers. See "Business--Retrocessional Agreements." The term "PXRE," as used herein, refers to one or more of PXRE Reinsurance, PXRE Managing Agency, PXRE Lloyd's Syndicate and Transnational Insurance in discussions of these entities' business and refers to PXRE Corporation in all other circumstances.

History

      PXRE was organized in July 1986 by Phoenix Home Life Mutual Insurance Company ("Phoenix Home Life") to succeed, through PXRE Reinsurance, to the property and casualty reinsurance business carried on since 1982 by Phoenix General Insurance Company, formerly a wholly-owned subsidiary of Phoenix Home Life. As of March 19, 1999, Phoenix Home Life owned 5.17% of the outstanding common stock of PXRE.

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

      On December 11, 1996, PXRE completed the merger of TREX with and into PXRE (the "Merger"), pursuant to which each share of common stock of TREX was converted into the right to receive 1.0575 shares of PXRE common stock. Following the Merger, Transnational Reinsurance became a wholly-owned subsidiary of PXRE Reinsurance and was re-named Transnational Insurance Company. The Merger has been accounted for using the purchase method of accounting; therefore net income of TREX (including Transnational Reinsurance/Transnational Insurance) has been included in PXRE's consolidated results of operations from the date of the Merger.

      In December 1996, PXRE completed the organization of PXRE Managing Agency and PXRE Lloyd's Syndicate, thereby establishing a direct presence in the Lloyd's market.

      In September 1997, PXRE and Phoenix Home Life completed the formation of a joint venture, Cat Bond Investors L.L.C. ("Cat Bond Investors"), with an initial committed capital of $20 million. The joint venture specializes in investing in instruments the returns on which are determined, in whole or in part, by the nature, magnitude and/or effect of certain catastrophic events or meteorological conditions.

      In the first quarter of 1998, PXRE's newly established excess and surplus lines carrier, Transnational Insurance, commenced underwriting operations, specializing in non-standard and excess property insurance risks.

      In June 1998, PXRE announced the addition of direct writing and international teams, composed of eight direct writing reinsurance professionals and three international reinsurance executives, respectively. The direct writing team operates as the Direct Treaty Division of PXRE Reinsurance which provides reinsurance on a direct basis (directly with the primary company) primarily on short tail casualty and, to a lesser extent, non-catastrophe related property business.

The international team's focus is property and short tail casualty reinsurance in the brokerage market. Subsequently in 1998, PXRE further strengthened its Direct Treaty Division, and has also strengthened PXRE Managing Agency and PXRE's Brussels Branch, with the successful recruitment of additional reinsurance professionals.

Ratings

      PXRE Reinsurance is rated "A" (Excellent) by A.M. Best Company ("A.M. Best"), an independent insurance industry rating organization which rates insurance companies based upon factors of concern to policyholders. PXRE Lloyd's Syndicate enjoys the benefit of ratings of Lloyd's, which has been rated "A" (Excellent) by A.M. Best and has been assigned an A+ claims paying ability rating by Standard & Poor's Corporation ("S&P"). Transnational Insurance is rated "A" (Excellent) by A.M. Best. These ratings are based upon factors that may be of concern to policyholders, agents and intermediaries, but may not reflect the considerations applicable to an investment in a reinsurance or insurance company. A change in any such rating is in the discretion of the respective rating agencies.

General

      PXRE, through its subsidiaries, is principally engaged in providing treaty and facultative reinsurance to primary insurers and other reinsurers (also known as ceding companies) of commercial and personal property risks and short tail casualty risks. Since its formation more than a decade ago, PXRE has specialized in property reinsurance, including a strong focus on catastrophe- related products. In mid-1998 PXRE added new reinsurance lines and expanded its capabilities in existing areas, including establishing a direct writing reinsurance unit to complement its existing brokerage-based reinsurance operations and offering excess of loss short tail casualty products (including general liability, commercial auto and personal auto) for casualty markets in which PXRE had not previously had a significant presence. These steps are expected over time to reduce the volatility associated with PXRE's catastrophe coverages which are expected to fall below 50% of gross premiums written in 1999. In consideration for providing reinsurance, PXRE receives a share of the premiums written by the ceding company. In certain instances, PXRE in turn purchases reinsurance protection from other reinsurers pursuant to retrocessional agreements and surrenders to such reinsurers a portion of the premiums it receives from ceding companies.

      Reinsurance provides ceding companies with three principal benefits: reducing net exposure on individual risks, protecting against catastrophic losses and maintaining acceptable regulatory ratios. Retrocessions provide reinsurers with similar benefits. Reinsurance, including retrocessions, does not legally discharge the reinsured from its liability with respect to its obligations to the policyholder.

      PXRE writes property and casualty treaty and property facultative business both through reinsurance brokers and on a direct basis.

      In treaty reinsurance, the reinsurer and the ceding company negotiate a contractual arrangement which reinsures a specified portion of a type or category of risk. In the underwriting of treaty reinsurance, the reinsurer does not separately evaluate each individual risk assumed, and in general depends on the original underwriting decisions made by the ceding company. Such dependence subjects the reinsurer to the risk that the primary insurer has not adequately determined the risk to be reinsured and, accordingly, the premium ceded to the reinsurer in connection therewith may not adequately compensate the reinsurer for the risk assumed. Treaty reinsurance contributed approximately 94.4% of PXRE's gross premiums written in 1998.

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

      Excess of loss treaty reinsurance can, in turn, be written on a per risk or catastrophe basis. Per risk excess of loss reinsurance protects the ceding company against a loss resulting from a single risk or location. Catastrophe excess of loss reinsurance protects a ceding company from an accumulation of a large number of related losses resulting from a variety of risks which may occur in a given catastrophe, and hence is a highly volatile business. Catastrophe-related coverages include catastrophe coverage provided to ceding insurance companies and retrocessional catastrophe coverage provided to other reinsurers. Catastrophe-related coverages have represented the majority of PXRE's gross premiums written during the past three fiscal years.

      Facultative reinsurance is the reinsurance of individual risks; rather than an agreement to reinsure a specified portion of a type or category of risk, the reinsurer separately rates and underwrites each risk. In some cases, risks covered by facultative reinsurance are those excluded from coverage by treaty reinsurance. Facultative reinsurance contributed only approximately 3.3% of PXRE's gross premiums written in 1998.

      PXRE also writes primary insurance business primarily through Transnational Insurance, specializing in non-standard and excess property risks.

      PXRE also manages business for other insurers and reinsurers thereby generating management fee income. During 1998, PXRE earned $2,172,000 in management fees. See "Business--Retrocessional Agreements."

Mix of Business

      PXRE's mix of business on a gross premiums written basis is set forth in the following table for the periods indicated:

                     Distribution of Gross Premiums Written

                                                          Year Ended December 31,
                         =======================================================================================
                                                    As Reported                                  Pro Forma (1)
                         -----------------------------------------------------------------    ------------------
                                1998                   1997                    1996                  1996
                         -------------------    ------------------     -------------------    ------------------

Type of Business         Amount      Percent    Amount     Percent     Amount      Percent    Amount     Percent
----------------         ------      -------    ------     -------     ------      -------    ------     -------
                                                       (in thousands, except percentages)
Property Treaty
Reinsurance:
  Catastrophe-Related   $ 83,166       61.1%   $ 85,285       67.6%   $ 78,013       68.2%   $100,589       69.8%
  Marine & Aerospace      14,440       10.6      11,408        9.0      15,619       13.7      19,644       13.6
  Risk Excess              7,762        5.7      11,592        9.2       9,278        8.1      12,316        8.6
  Medical and Other        9,396        6.9       4,328        3.4          --         --          --         --
  Pro Rata                 8,266        6.1       7,636        6.1       3,126        2.7       3,126        2.2
Property Facultative
Reinsurance                4,569        3.3       5,983        4.7       8,312        7.3       8,312        5.8
Property Insurance         3,072        2.3          --         --          --         --          --         --
                        --------   --------    --------   --------    --------   --------    --------   --------
       Total Property   $130,671       96.0%   $126,232      100.0%   $114,348      100.0%   $143,987      100.0%
                        --------   --------    --------   --------    --------   --------    --------   --------
Casualty Treaty
Reinsurance:
   Risk Excess               864        0.6          --         --          --         --          --         --
   Pro Rata                4,680        3.4          --         --          --         --          --         --
                        --------   --------    --------   --------    --------   --------    --------   --------
       Total Casualty      5,544        4.0          --         --          --         --          --         --
                        --------   --------    --------   --------    --------   --------    --------   --------
       Total            $136,215      100.0%   $126,232      100.0%   $114,348      100.0%   $143,987      100.0%
                        ========   ========    ========   ========    ========   ========    ========   ========

----------
(1) PXRE and TREX merged on December 11, 1996. Results for 1998 and 1997 therefore reflect the consolidated operations and business of PXRE and TREX combined, whereas the 1996 results under purchase accounting reflect the historical results of PXRE as reported, excluding TREX prior to December 11, 1996. For comparative purposes the distribution of gross premiums written is also presented for 1996 as if PXRE and TREX had merged at January 1, 1996.

      Although catastrophe-related coverages experienced substantial improvements in pricing from 1993 to 1994 and other terms following high levels of catastrophic loss activity experienced by the worldwide reinsurance industry, coverage terms have been deteriorating since the beginning of 1995. In response, PXRE has been moving to layers of risk that are less affected by competitive pressures, or reducing commitments when necessary, which has resulted in the contraction in premium volume for catastrophe-related coverages over the periods indicated.

      Marine and aerospace premium volume increased in 1998 due to an increase in satellite coverage premium volume, while premium volume for marine coverages continued to decline.

      PXRE wrote a small number of property risk excess contracts in 1996 and 1997. The decline in risk excess business in 1998 reflects primarily the cancellation of one of those contracts in 1998.

      Medical and Other constitutes a new line of business derived from PXRE Lloyd's Syndicate. Medical consists predominantly of short tail medical expense business providing protection to U.S. based self-funded single employer benefit trusts. Coverage protects the trust against large individual claims or an abnormally high frequency of claims. "Other" is primarily personal accident business which covers individuals and groups against death or disablement resulting from accident or sickness. The portfolio includes white collar accident, travel package and protection to U.S. workers' compensation writers against large individual or catastrophic claims arising from accident or injury while at work.

      Treaty pro rata business in 1998 and 1997 primarily represents insurance business within binding authorities written through PXRE Lloyd's Syndicate and new business written by the new international team. Management had deemphasized property pro rata business because competition among reinsurers for such business and the levels of premium rates charged by primary insurers for property insurance had adversely impacted the profitability of such business. In addition, pro rata business incurred substantial losses from Hurricane Andrew in 1992, reflecting the vulnerability of these lines of business to a major catastrophic event.

      Property facultative reinsurance premium volume represented approximately 3% of PXRE's gross premiums written for 1998, compared to 5% in 1997 and 7% (6% on a pro forma basis) in 1996, reflecting decreased premium volume in the United States. The property facultative operation in the United States was closed in 1998.

      Property insurance is comprised principally of non-standard and excess of loss property insurance risks written by Transnational Insurance which commenced underwriting operations in 1998.

      While PXRE only entered the casualty market with short tail excess of loss casualty products in the latter half of 1998, such product offerings are expected to constitute an increased percentage of PXRE's gross premiums written in 1999.

Retrocessional Agreements

      The following table sets forth certain information regarding the volume of premiums PXRE has ceded to other reinsurers pursuant to retrocessional agreements for the periods indicated:

                                                 Year Ended December 31,
                                  ----------------------------------------------
                                             As Reported            Pro Forma(1)
                                  ------------------------------    ------------
                                    1998       1997       1996          1996
                                  --------   --------   --------      --------
                                                 (in thousands)

Gross premiums written            $136,215   $126,232   $114,348      $143,987

Reinsurance premiums ceded:

  Managed business participants     21,542     16,534     21,238        21,238

  Catastrophe coverage              25,979      9,643      5,427         6,145

  TREX Management Agreement(2)           0          0     19,965             0
                                  --------   --------   --------      --------
    Total reinsurance premiums
    ceded                           47,521     26,177     46,630        27,383
                                  --------   --------   --------      --------
Net premiums written              $ 88,694   $100,055   $ 67,718      $116,604
                                  ========   ========   ========      ========

----------
(1) PXRE and TREX merged on December 11, 1996. Results for 1998 and 1997 therefore reflect the consolidated operations and business of PXRE and TREX combined, whereas the 1996 results under purchase accounting reflect the historical results of PXRE as reported, excluding TREX prior to December 11, 1996. For comparative purposes the volume of premiums PXRE ceded to other reinsurers is also presented for 1996 as if PXRE and TREX had merged at January 1, 1996.

(2) Consists of premiums written by PXRE and retroceded to Transnational Reinsurance as required by the management agreement to which such companies were parties prior to the Merger. See "Business--TREX Management Agreement."

      PXRE has been able to increase its underwriting commitments and to generate management fee income by retroceding some of its underwritten risks to other reinsurers through various retrocessional arrangements whereby it manages business for such participants. In 1998, PXRE was a party to three such arrangements. The first such arrangement, which is subject to renewal each January 1 and which has been renewed effective January 1, 1999, is referred to as the AMA. The AMA is a pool consisting of a number of insurance companies (the "Pool"), for which PXRE acts as reinsurance manager. In 1998, the Pool was comprised of Merrimack Mutual Fire Insurance Company, Pennsylvania Lumbermens Mutual Insurance Company, NRMA Insurance Limited and Auto-Owners Insurance Company. It is PXRE's policy that in order to join the Pool, companies must have a rating by A.M. Best of "A-" or better, other than foreign companies, most of which (including the foreign participant in the AMA) are not rated by A.M. Best. Under the terms of the agreements governing the Pool, if a participating company's rating falls below "A-", it generally will be required to withdraw from the Pool in the following year. PXRE receives, as reinsurance manager, a commission based on premiums ceded, as well as a contingent profit commission equal to a percentage of any ultimate underwriting profits in connection with the reinsurance ceded. The contingent profit commission is paid over a three-year period and is subject to adjustment based on cumulative experience.

      The second such retrocessional arrangement, which was renewed effective January 1, 1999, is with Trenwick America Reinsurance Corporation ("Trenwick Group"). PXRE receives, as reinsurance manager, a management fee based on premiums ceded, as well as a contingent profit commission equal to a percentage of any ultimate underwriting profits in connection with the reinsurance ceded. The contingent profit commission is paid over a three-year period and is subject to adjustment based on cumulative experience. Trenwick Group is currently rated "A+" (Superior) by A.M. Best.

      The third such retrocessional arrangement is with Select Reinsurance Ltd., a Bermuda reinsurer, formerly Investors Reinsurance Ltd., a Barbados reinsurer ("Select Re"). This arrangement, which was renegotiated in 1998, involves a five-year fee based undertaking by PXRE to produce and underwrite business with Select Re. The undertaking, which is subject to adjustment based on Select Re's shareholders' equity, was approximately $10.6 million in aggregate premium for 1998 and is expected to be at least $20 million for 1999. PXRE receives an override commission on premiums ceded to Select Re. Because Select Re is not licensed in any jurisdiction in the United States, the retrocessional arrangement provides that a trust fund, letters of credit and other security arrangements satisfactory to PXRE be established by Select Re for the benefit of PXRE to secure Select Re's obligations. The Board of Directors of Select Re includes PXRE's Chief Executive Officer.

      The following table sets forth PXRE's earned commissions from retrocessionaires pursuant to its three managed business arrangements (not including Transnational Reinsurance) for the periods indicated:

                                                     Year Ended December 31,
                                              ----------------------------------
                                                1998          1997         1996
                                              -------       -------      -------
                                                        (in thousands)

Commission                                    $ 2,247       $   879      $ 1,043
Contingent profit commission(1)                   (75)        2,127        2,477
                                              -------       -------      -------
  Total                                       $ 2,172       $ 3,006      $ 3,520
                                              =======       =======      =======

----------
(1) Contingent profit commission is paid over a three-year period and is subject to adjustment based on cumulative experience under the AMA and Trenwick Group arrangements and prior to 1998 under the arrangement with Select Re.

      PXRE also purchases catastrophe retrocessional coverage for its own protection, depending on market conditions. PXRE significantly increased its purchases of such coverage in 1998 in light of the continued general deterioration in catastrophe reinsurance pricing and the opportunity to buy protection at more favorable terms than in prior years. In 1998, opportunistic purchases of catastrophe retrocessional protection increased catastrophe written premiums ceded partially due to a change in the payment mode, in part due to reinstatement premiums associated with Hurricane Georges and in part due to additional coverage associated with new operations. PXRE's property business is protected by a series of retrocessional agreements which currently provide protection principally against unusual severity of loss and are not designed to protect PXRE's exposure to smaller, more frequent loss occurrences.

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

      At December 31, 1998, estimated losses recoverable (including incurred but not reported losses) from retrocessionaires were $41,261,000 including $7,911,000 of paid loss recoverables. Since its inception, PXRE has had minimal amounts of uncollectible reinsurance. It may not be appropriate to extrapolate future experience from such historical experience. In the event that retrocessionaires are unable to meet their contractual obligations, PXRE would be liable for such defaulted amounts.

TREX Management Agreement

      From November 8, 1993 until the Merger, PXRE Reinsurance was party to a management agreement (the "TREX Management Agreement") with TREX and Transnational Reinsurance. Under the TREX Management Agreement, PXRE Reinsurance had responsibility for the day-to-day operations of TREX and Transnational Reinsurance, including all the reinsurance operations of Transnational Reinsurance, and Transnational Reinsurance shared in certain specified business of PXRE and Transnational Reinsurance paid PXRE Reinsurance an annual basic management fee under the TREX Management Agreement equal to 5% of gross premiums written as reflected in Transnational Reinsurance's statutory quarterly and annual statements filed with state insurance authorities. TREX and Transnational Reinsurance also paid all expenses directly attributable to them. PXRE's earned management fees from Transnational Reinsurance pursuant to the TREX Management Agreement were $2,512,000 for 1996.

      The TREX Management Agreement was terminated in December, 1996. Effective December 11, 1996, PXRE Reinsurance entered into a new management agreement (the "Transnational Management Agreement") with Transnational Insurance under which PXRE Reinsurance provides various organizational, operational and management services. Under the Transnational Management Agreement, expenses attributable to Transnational Insurance are allocated to Transnational Insurance at cost.

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

      For reported losses, PXRE establishes liabilities when it receives notice of the claim. It is PXRE's general policy to establish liabilities for reported losses in an amount equal to the liability set by the reinsured. In certain instances, PXRE will conduct an investigation to determine if the amount established by the reinsured is appropriate or if it should be adjusted.

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

      PXRE's management believes that its overall liability for losses and loss expenses maintained as of December 31, 1998 is adequate. Because of the inherent uncertainty in the reserving process, however, there is a risk that PXRE's liability for losses and loss expenses could prove to be greater than expected in any year, with a consequent adverse impact on future earnings and stockholders' equity. Estimating the ultimate liability for losses and loss expenses is an imprecise science subject to variables that are influenced by both internal and external factors. Historically, PXRE has focused on property related coverages. In contrast to casualty losses, which frequently are slow to be reported and may be determined only through the lengthy, unpredictable process of litigation, property losses tend to be reported more promptly and usually are settled within a shorter time period. However, the estimation of losses for catastrophe reinsurers is inherently less reliable than for reinsurers of risks which have an established historical pattern of losses. In addition, insured events which occur near the end of a reporting period, as well as, with respect to PXRE's retrocessional book of business, the significant delay in losses being reported to insurance carriers, reinsurers and finally retrocessionaires, require PXRE to make estimates of losses based on limited information from ceding companies and based on its own underwriting data.

      Although historically PXRE has written a small amount of casualty reinsurance, in 1998 PXRE began underwriting new casualty lines of business and PXRE expects to expand its casualty business even further in 1999 and future years. With respect to casualty business, significant delay, ranging up to several years or more, can be expected between the reporting of a loss to PXRE and the settlement of PXRE's liability for that loss. As a result, such future claim settlements could be influenced by changing rates of inflation and other economic conditions, changing legislative, judicial and social environments and changes in PXRE's claims handling procedures. While the reserving process is difficult and subjective for ceding companies, the inherent uncertainties of estimating such reserves are even greater for a reinsurer, due primarily to the longer time between the date of the occurrence and the reporting of any attendant claims to the reinsurer, the diversity of development patterns among different types of reinsurance treaties or facultative contracts, the necessary reliance on the ceding companies for information regarding reported claims and differing reserving practices among ceding companies.

      PXRE's difficulty in accurately predicting casualty losses may also be exacerbated by the limited amount of statistically significant historical data regarding losses on PXRE's new casualty lines of business. PXRE must therefore rely on the inherently less reliable historical loss patterns reported by ceding companies and industry loss standards in calculating its casualty reserves. Thus, the actual casualty losses and loss expenses may deviate, perhaps substantially, from estimates of liabilities reflected in PXRE's consolidated financial statements.

      PXRE engages an independent actuarial firm to review the methods and assumptions used by PXRE in estimating losses and loss expenses. As stated in its actuarial review, such firm believes that the methods and assumptions used by PXRE are reasonable and appropriate for use in setting loss reserves as of December 31, 1998.

      The following table provides a reconciliation of beginning and ending loss and loss expense liabilities under GAAP for the fiscal years ended December 31, 1998, 1997 and 1996. PXRE does not discount such liabilities; that is, it does not calculate them on a present value basis.

                                                            Year Ended December 31,
                                                      -----------------------------------
                                                         1998         1997         1996
                                                      ---------    ---------    ---------
                                                                (in thousands)
Gross GAAP liability for losses and
  loss expenses at beginning of year ..............   $  57,189    $  70,978    $  72,719
Add: Gross provision for losses and loss expenses--
  Occurring in current year .......................      94,003       19,344       27,327
  Occurring in prior years ........................          90       (4,721)      10,510
                                                      ---------    ---------    ---------
    Total gross provision(1) ......................      94,093       14,623       37,837
                                                      ---------    ---------    ---------
Less: Gross payments for losses and loss expenses--
  Occurring in current year .......................      19,582        4,705        6,469
  Occurring in prior years ........................      29,108       23,707       42,698
                                                      ---------    ---------    ---------
    Total gross payments ..........................      48,690       28,412       49,167
                                                      ---------    ---------    ---------
Gross GAAP liability for losses
  and loss expenses at end of year ................   $ 102,592    $  57,189    $  61,389
Add: Gross reserves of TREX
   at date of Merger(2) ...........................          --           --        9,589
                                                      ---------    ---------    ---------
    Total gross liability .........................   $ 102,592    $  57,189    $  70,978
                                                      =========    =========    =========
Ceded GAAP liability for losses
  and loss expenses at end of year ................     (33,350)     (12,734)     (27,154)
                                                      ---------    ---------    ---------
Net GAAP liability for losses
  and loss expenses at end of year ................   $  69,242    $  44,455    $  43,824
                                                      =========    =========    =========
Foreign currency adjustment .......................        (193)         482         (145)
                                                      =========    =========    =========
Gross SAP liability for losses and
  loss expenses at end of year ....................   $ 102,399    $  57,671    $  70,833
                                                      =========    =========    =========

---------
(1) The GAAP provision for losses and loss expenses includes net foreign currency exchange (losses) gains of ($675,000), $627,000 and ($41,000) for 1998, 1997 and 1996, respectively.

(2)   Liabilities assumed from TREX at December 11, 1996.

      The following table presents the development of PXRE's GAAP balance sheet liability for losses and loss expenses for the period 1988 through 1998 for PXRE and its predecessor. The top line of the table shows the liabilities at the balance sheet date for each of the indicated years. This reflects the estimated amounts of losses and loss expenses for claims arising in that year and all prior years that are unpaid at the balance sheet date, including losses incurred but not yet reported to PXRE. The upper portion of the table shows the cumulative amounts subsequently paid as of successive years with respect to the liability. The lower portion of the table shows the reestimated amount of previously recorded liability based on experience as of the end of each succeeding year. The estimates change as more information becomes known about the frequency and severity of claims for individual years. A redundancy (deficiency) exists when the reestimated liability at each December 31 is less (greater) than the prior liability estimate. The "cumulative redundancy (deficiency)" depicted in the table, for any particular calendar year, represents the aggregate change in the initial estimates over all subsequent calendar years.

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

      Loss and loss expense liabilities for fiscal years 1991 through 1998 are presented on a gross basis (excluding the effects of losses recoverable from retrocessionaires). Loss and loss expense liabilities for December 31, 1990 and prior periods are stated on a net basis (after deduction for losses recoverable from retrocessionaires) because gross incurred but not reported liability data were not developed by PXRE at any date prior to December 31, 1991 as it was not required for reporting purposes. Furthermore, it is not practicable for PXRE currently to reconstruct this information.

                                                                       Year Ended December 31,
                                     ------------------------------------------------------------------------------------------
                                       1998        1997          1996          1995          1994          1993          1992
                                     --------   ---------     ---------     ---------     ---------     ---------     ---------
                                                                 (in thousands, except percentages)
Liabilities for losses and
  loss expenses ..................   $102,592   $  57,189     $  61,389     $  72,719     $  81,836     $  71,442     $  88,668

Cumulative amount of
  liability paid through:
  One year later .................                 29,108        23,708        42,698        41,601        37,820        59,773
  Two years later ................                               40,673        55,620        58,968        54,400        79,926
  Three years later ..............                                             67,296        67,630        60,850        89,519
  Four years later ...............                                                           76,762        64,566        94,261
  Five years later ...............                                                                         69,414        96,895
  Six years later ................                                                                                       99,864
  Seven years later ..............
  Eight years later ..............
  Nine years later ...............
  Ten years later ................

Liabilities reestimated as of:
  One year later .................                 57,280        66,257        83,228        87,818        78,188       101,423
  Two years later ................                               63,292        85,162        87,750        76,902       103,632
  Three years later ..............                                             83,178        90,409        74,683       105,165
  Four years later ...............                                                           89,284        75,392       103,801
  Five years later ...............                                                                         74,880       104,330
  Six years later ................                                                                                      104,222
  Seven years later ..............
  Eight years later ..............
  Nine years later ...............
  Ten years later ................

Gross reserves of TREX at date of
  merger .........................                                9,589         5,242         2,067            26

Gross cumulative redundancy
  (deficiency) through
  December 31, 1998:
  Amount .........................                    (91)        7,686        (5,217)       (5,381)       (3,412)      (15,554)
  Percentage .....................                      0%           11%          (7%)          (6%)          (5%)         (18%)
Retrocessional recoveries ........                    623          (365)        7,555         3,246         1,309         3,069

Net cumulative redundancy
  (deficiency) through
  December 31, 1998:
                                     --------   ---------     ---------     ---------     ---------     ---------     ---------
  Amount .........................                    532         7,321         2,338        (2,135)       (2,103)      (12,485)
  Percentage .....................                      1%           13%            4%          (4%)          (5%)         (35%)

                                                    Year Ended December 31,
                                     ---------------------------------------------------
                                        1991          1990          1989          1988
                                     ---------     ---------     ---------     ---------
                                              (in thousands, except percentages)
Liabilities for losses and
  loss expenses ..................   $  62,664     $  31,632     $  37,963     $  34,627

Cumulative amount of
  liability paid through:
  One year later .................      35,575        15,688        18,421        16,183
  Two years later ................      48,393        25,466        28,178        21,597
  Three years later ..............      52,301        29,066        31,852        23,779
  Four years later ...............      55,022        30,117        33,980        24,689
  Five years later ...............      56,976        31,528        34,434        25,980
  Six years later ................      58,822        32,137        35,408        26,085
  Seven years later ..............      61,235        33,202        36,003        26,531
  Eight years later ..............                    33,624        36,980        27,167
  Nine years later ...............                                  37,301        27,378
  Ten years later ................                                                27,444

Liabilities reestimated as of:
  One year later .................      67,165        33,874        37,211        31,863
  Two years later ................      62,262        33,726        37,800        29,506
  Three years later ..............      62,827        33,488        36,588        27,944
  Four years later ...............      63,032        33,682        36,881        27,480
  Five years later ...............      62,593        34,310        37,023        27,751
  Six years later ................      63,632        33,777        37,667        27,878
  Seven years later ..............      63,792        34,714        37,166        28,063
  Eight years later ..............                    34,815        37,998        27,959
  Nine years later ...............                                  38,124        28,065
  Ten years later ................                                                28,080

Gross reserves of TREX at date of
  merger .........................

Gross cumulative redundancy
  (deficiency) through
  December 31, 1998:
  Amount .........................      (1,128)           NA            NA            NA
  Percentage .....................          (2%)          NA            NA            NA
Retrocessional recoveries ........      (1,640)           NA            NA            NA

Net cumulative redundancy
  (deficiency) through
  December 31, 1998:
                                     ---------     ---------     ---------     ---------
  Amount .........................      (2,768)       (3,183)         (161)        6,547
  Percentage .....................         (7%)         (10%)            0%          19%

      During 1998, PXRE experienced savings of $532,000 net, for prior year losses and loss expenses primarily related to the triggering of the retrocessional recovery on a 1994 aviation loss offset in part by adverse development due to the 1997 German, Polish and Czech floods.

      During 1997, PXRE experienced savings of $3,917,000 net, for prior-year losses and loss expenses primarily related to the Eurotunnel fire and Hurricane Fran where redundant reserves were recognized in 1997 of approximately $1,644,000 and $1,440,000, respectively. In addition, included in the savings of $3,917,000 were prior-year losses originally thought to have triggered market loss coverage thresholds which have proven to be redundant by approximately $1,800,000 offset, in part, by development on prior-year facultative losses.

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

      Management of PXRE believes that the cumulative reserve redundancies in 1995-1997 demonstrated by the above table, and that the strengthening of reserves in 1990-1994, is attributable to the factors described above and not to any material changes in reserving methods or assumptions. Management of PXRE further believes that the cumulative reserve redundancy in 1988 demonstrated by the above table was attributable principally to significant changes in primary insurance rates commencing in 1986 and a favorable change in loss activity during the period.

      Conditions and trends that have affected reserve development in the past may not necessarily occur in the future. Accordingly, it would not be appropriate to extrapolate future redundancies or deficiencies based on the foregoing.

Investments

      PXRE's management has established general procedures and guidelines for its investment portfolio and oversees investment management carried out by Phoenix Investment Partners, Limited (formerly Phoenix Duff & Phelps Corporation), a public majority-owned subsidiary of Phoenix Home Life, and by selected other investment managers. PXRE's invested assets include equities and investments in limited partnerships, real estate investment trusts ("REITS"), emerging market debt and other high yield bonds, and PXRE's investments are subject to market-wide risks and fluctuations, as well as to risk inherent in particular securities. As at December 31, 1998, PXRE's investment portfolio consisted primarily of fixed maturities and short-term investments. As at December 31, 1998, PXRE had invested $41,146,000 in equity securities. PXRE also held $65,164,000 of other invested assets at December 31, 1998 comprised principally of investments in various limited partnerships accounted for under the equity method, whereby both the investment income and any change in the market value are recorded through the investment income line of the income statement. The investment policies of PXRE stress conservation of principal, diversification of risk, and liquidity, and all investments of PXRE are approved by its Board of Directors.

         The following table summarizes the investments of PXRE at December 31, 1998 and 1997:

                             Analysis of Investments

                                            December 31, 1998   December 31, 1997
                                            ------------------  ------------------

                                             Amount    Percent   Amount    Percent
                                             ------    -------   ------    -------

                                             (in thousands, except percentages)
Fixed maturities (at amortized cost):

   United States government securities      $113,030    23.9%   $165,576    32.2%

   Foreign government securities              43,815     9.3      28,112     5.5

   United States government agency
     mortgage and asset-backed securities      1,087     0.2      24,095     4.7

   Other mortgage and asset-backed
     securities                               43,175     9.1      72,200    14.1

   Obligations of states and political
     subdivisions                             97,470    20.6     104,001    20.2

   Public utilities, industrial and
     miscellaneous securities                 10,081     2.1       5,161     1.0
                                            --------   -----    --------   -----
       Total fixed maturities                308,658    65.2     399,145    77.7

Equity securities (at cost)                   41,146     8.7      21,049     4.1

Short-term investments (at cost)              57,244    12.1      51,049     9.9

Other invested assets (at cost)               66,588    14.0      42,375     8.3
                                            --------   -----    --------   -----

       Total investments                    $473,636   100.0%   $513,618   100.0%
                                            ========   =====    ========   =====

      At December 31, 1998, the fair value of PXRE's investment portfolio exceeded its amortized cost by $841,000. At December 31, 1997, the fair value of PXRE's investment portfolio exceeded its amortized cost by $7,842,000.

      The following table indicates the composition of PXRE's fixed maturity investments (at amortized cost), including short-term investments (at cost), by time to maturity at December 31, 1998 and 1997:

                     Composition of Investments By Maturity

                                            December 31, 1998     December 31, 1997
                                           -------------------   -------------------

                                            Amount     Percent    Amount     Percent
                                            ------     -------    ------     -------

                                             (in thousands, except percentages)
Maturity(1)

One year or less                           $ 73,955      20.2%   $100,892      22.4%

Over 1 year through 5 years                 121,627      33.2     149,944      33.3

Over 5 years through 10 years                65,077      17.8      57,660      12.8

Over 10 years through 20 years               27,777       7.6      20,223       4.5

Over 20 years                                33,204       9.1      25,180       5.6
                                           --------     -----    --------     -----
                                            321,640      87.9     353,899      78.6
United States government agency
   and other mortgage-backed
   securities                                44,262      12.1      96,295      21.4
                                           --------     -----    --------     -----
       Total                               $365,902     100.0%   $450,194     100.0%
                                           ========     =====    ========     =====

----------
(1)   Based on stated maturity dates with no prepayment assumptions.

      The average market yield to maturity of PXRE's fixed maturities portfolio at December 31, 1998 and December 31, 1997 was 5.9% and 6.1%, respectively. At December 31, 1998, the fair value of PXRE's fixed maturities portfolio exceeded its amortized cost by $819,000. At December 31, 1997, the fair value of PXRE's fixed maturities portfolio exceeded its amortized cost by $6,805,000.

          The following table indicates the composition of PXRE's fixed maturities portfolio (at amortized cost), excluding short-term investments, by rating at December 31, 1998 and 1997:

               Composition of Fixed Maturities Portfolio By Rating

                                             December 31, 1998   December 31, 1997
                                             -----------------   -----------------

                                              Amount   Percent    Amount   Percent
                                              ------   -------    ------   -------

                                               (in thousands, except percentages)
Ratings(1)
----------

United States government securities          $113,030    36.6%   $165,576    41.5%

United States government agency
  mortgage and asset-backed securities          1,087     0.4      24,095     6.0

Other mortgage and asset-backed securities

  Aaa and/or AAA                               34,558    11.2      57,245    14.4
  Aa and/or AA                                     --      --      12,955     3.2
  A2 and/or A                                   8,000     2.6          --      --
  Baa2 and/or BBB                                 616     0.2          --      --
  Ba2 and/or BB                                    --      --       2,000     0.5

Obligations of states and political
   subdivisions

  Aaa and/or AAA                               64,883    21.0      61,521    15.4
  Aa2 and/or AA                                32,587    10.6      40,470    10.2
  A2 and/or A                                      --      --       2,010     0.5

Public utilities and industrial and
  miscellaneous securities

  A2 and/or A                                     749     0.2          --      --
  Baa2 and/or BBB                               4,226     1.4          --      --
  Ba2 and/or BB                                 3,117     1.0       5,161     1.3
  B2 and/or B                                   1,989     0.6          --      --

Foreign government securities

  Baa2 and/or BBB                               3,820     1.2       3,787     0.9
  Ba2 and/or BB                                30,196     9.8      16,458     4.1
  B2 and/or B                                   8,618     2.8       7,867     2.0
  CA and/or CC                                  1,182     0.4          --      --
                                             --------   -----    --------   -----
    Total                                    $308,658   100.0%   $399,145   100.0%
                                             ========   =====    ========   =====

----------

(1) Ratings as assigned by Moody's Investors Service, Inc. ("Moody's") and S&P, respectively. Such ratings are generally assigned upon the issuance of the securities, subject to revision on the basis of ongoing evaluations.

      PXRE's management continually evaluates the composition of the investment portfolio and repositions the portfolio in response to market conditions in order to improve total returns while maintaining liquidity and superior credit quality. Consistent with the foregoing, during 1997 PXRE repositioned a portion of its portfolio out of U.S. Treasury, GNMA and short-term investments into new sectors including asset and corporate mortgage-backed securities, emerging markets securities, tax-free municipals, investment grade Yankee bonds, a number of limited partnership investments and, to a lesser extent, equity investments. During 1998, PXRE continued this repositioning of its portfolio adding to various of the new sectors and adding a broad cross section of REITS. PXRE expects to continue this repositioning in 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations --Liquidity and Capital Resources -- Market Risk."

Marketing

      In the United States, PXRE currently reinsures both national and regional insurance and reinsurance companies and specialty insurance companies. PXRE also provides reinsurance for international insurance and reinsurance companies principally headquartered in the United Kingdom, Continental Europe, Australia, and Asia.

      Historically, PXRE has obtained most of its facultative and substantially all of its treaty reinsurance business through reinsurance intermediaries which represent reinsureds in negotiations for the purchase of reinsurance. None of the reinsurance intermediaries through which PXRE obtains this business are authorized to arrange any business in the name of PXRE without PXRE's approval. PXRE pays such intermediaries or brokers commissions based on the amount of premiums and type of business ceded. These payments constitute part of PXRE's total acquisition costs and are included in its underwriting expenses. PXRE generally pays reinsurance brokerage fees believed to be comparable to industry norms.

      Approximately 22.6%, 14.0% and 10.5% of gross premiums written in fiscal year 1998 were arranged through the worldwide branch offices of Aon Group Ltd., Guy Carpenter & Company, Inc. (subsidiary of Marsh & McLennan Companies, Inc.) and Benfield Greig Ltd., respectively. The commissions paid by PXRE to these intermediaries are generally at the same rates as those paid to other intermediaries.

      In mid-1998 PXRE established a direct writing reinsurance unit to complement its existing brokerage-based reinsurance operations.

Competition

      Competitive forces in the property and casualty reinsurance and insurance business are substantial. PXRE Reinsurance operates in a reinsurance industry which is highly competitive and is undergoing a variety of challenging developments. The industry has in recent years moved toward greater consolidation as ceding companies have placed increased importance on size and financial strength in the selection of reinsurers. Additionally, reinsurers are tapping new markets and complementing their range of traditional reinsurance products with innovative new products which bring together capital markets and reinsurance experience. PXRE Reinsurance competes with numerous major national and international reinsurance and insurance companies. These competitors, many of which have substantially greater financial, marketing and management resources than PXRE Reinsurance, include independent reinsurance companies, subsidiaries or affiliates of established worldwide insurance companies, reinsurance departments of certain commercial insurance companies, and underwriting syndicates. PXRE Reinsurance also may face competition from new market entrants or from market participants that determine to devote greater amounts of capital to the types of business written by PXRE Reinsurance.

      Although PXRE Reinsurance historically has obtained most of its facultative and substantially all of its treaty reinsurance business through reinsurance intermediaries or brokers, it competes indirectly with reinsurers who obtain business directly from primary insurers because PXRE Reinsurance's brokers must compete with direct reinsurers for business to be forwarded to PXRE Reinsurance, and newly established direct writing reinsurance unit competes directly with other direct reinsurers. PXRE Reinsurance therefore competes both with reinsurers that obtain business directly from reinsureds and with reinsurers that obtain their business through intermediaries and brokers.

      Competition in the types of reinsurance business which PXRE Reinsurance underwrites is based on many factors, including the perceived overall financial strength of the reinsurers, premiums charged, other terms and conditions, A.M. Best rating, service offered, speed of service (including claims payment), and perceived technical ability and experience of staff. The number of jurisdictions in which a reinsurer is licensed or authorized to do business is also a factor. PXRE Reinsurance is licensed, accredited, or otherwise authorized or permitted to conduct reinsurance business in all states (except Arkansas, Hawaii, Kansas, Minnesota, Missouri, Nebraska, Oklahoma, Vermont and Washington) and the District of Columbia, Puerto Rico and Mexico, and PXRE Reinsurance's Brussels Branch operates from Belgium.

      Transnational Insurance operates in the highly competitive excess and surplus lines insurance market and, as a new entrant to the market, Transnational Insurance faces substantial competition from established domestic and foreign insurers, many of which are larger and have greater financial, marketing and management resources. Competition in the domestic property and casualty surplus lines insurance market is based on many factors, including financial strength of the insurer, A.M. Best rating, surplus lines eligibility, premiums charged, policy terms and conditions, reputation, services offered and broker commissions. Moreover, the market is subject to significant cycles of fluctuating capacity and wide disparities in pricing adequacy. Transnational Insurance is eligible to write business on a surplus lines basis in 36 states and the District of Columbia, Guam and the U.S. Virgin Islands. Transnational Insurance is currently seeking approval as an "eligible" surplus lines insurer in an additional 13 states and in Puerto Rico.

Other Operations

      In March 1995, PXRE and TREX entered into a joint venture arrangement to trade in catastrophe futures and option contracts on the Chicago Board of Trade (the "CBOT"). As a result of the Merger, this venture is now wholly-owned by PXRE. Although the venture has developed a number of trading strategies, the low level of activity in the CBOT market for catastrophe futures has kept trade volume to a minimum through December 31, 1998.

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

      In addition, PXRE, PXRE Reinsurance and Transnational Insurance are subject to regulation by state insurance authorities under the insurance holding company statutes of various states, including Connecticut. These laws and regulations vary from state to state, but generally require an insurance holding company and insurers and reinsurers that are subsidiaries of an insurance holding company to register with the state regulatory authorities and to file with those authorities certain reports including information concerning their capital structure, ownership, financial condition, and general business operations. Moreover, PXRE Reinsurance and Transnational Insurance may not enter into certain transactions, including certain reinsurance agreements, management agreements, and service contracts, with members of their insurance holding company system, unless they have first notified the Connecticut Insurance Commissioner of their intention to enter into any such transaction and the Connecticut Insurance Commissioner has not disapproved of such transaction within the period specified by the Connecticut insurance statute. Among other things, such transactions are subject to the requirements that their terms be fair and reasonable, charges or fees for services performed be reasonable and the interests of policyholders not be adversely affected.

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

      The principal sources of cash for the payment of operating expenses and income taxes, debt service obligations, and dividends by PXRE are the receipt of dividends and net tax allocation payments from PXRE Reinsurance and Transnational Insurance. Under the Connecticut insurance laws, the maximum amount of dividends or other distributions that PXRE Reinsurance may declare or pay to PXRE, and that Transnational Insurance may declare or pay to PXRE Reinsurance, within any twelve-month period, without regulatory approval, is limited to the lesser of
(a) earned surplus or (b) the greater of 10% of policyholder surplus at December 31 of the preceding year, or 100% of net income for the twelve-month period ended December 31 of the preceding year, all determined in accordance with statutory accounting principles ("SAP"). Accordingly, the Connecticut insurance laws could limit the amount of dividends available for distribution by PXRE Reinsurance or Transnational Insurance without prior regulatory approval, depending upon a variety of factors outside the control of PXRE, including the frequency and severity of catastrophe and other loss events and changes in the reinsurance market, in the insurance regulatory environment and in general economic conditions. The maximum amount of dividends or distributions that PXRE Reinsurance may declare and pay during 1999, without regulatory approval, is $44,722,900. During 1998, $57,388,000 in dividends were paid by PXRE Reinsurance to PXRE. During 1998, no dividends were paid by Transnational Insurance to PXRE Reinsurance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

      Additionally, Connecticut has adopted regulations respecting certain minimum capital requirements for property and casualty companies, based upon a model adopted by the National Association of Insurance Commissioners (the "NAIC"). The risk-based capital regulations provide for the use of a formula to measure statutory capital and surplus needs based on the risk characteristics of a company's products and investment portfolio to identify weakly capitalized companies. As at December 31, 1998, PXRE Reinsurance's surplus and Transnational Insurance's surplus substantially exceeded their respective calculated risk-based capital.

      In addition, from time to time various regulatory and legislative changes have been proposed in the U.S. insurance industry, some of which could have an effect on reinsurers and insurers. Among the proposals that have in the past been or are at present being considered are the possible introduction of federal regulation in addition to, or in lieu of, the current system of state regulation of insurers, the initiative to create a federally guaranteed disaster reinsurance pool prefunded by insurers, and proposals in various state legislatures (some of which proposals have been enacted) to conform portions of their insurance laws and regulations to various model acts adopted by the NAIC. Furthermore, the NAIC has commenced a project to codify statutory accounting practices, the result of which is expected to constitute the only source of "prescribed" statutory accounting practices. Accordingly, that project, which is expected to take affect in 2001, will likely change the definitions of what constitutes prescribed versus permitted statutory accounting practices and will likely result in changes to the accounting policies that insurance enterprises use to prepare their statutory financial statements. The NAIC is an organization which assists state insurance supervisory officials in achieving insurance regulatory objectives, including the maintenance and improvement of state regulation. PXRE is unable to predict what effect, if any, the foregoing developments may have on its operations and financial condition in the future.

      The NAIC's Insurance Regulatory Information System ("IRIS") was developed by a committee of state insurance regulators and is primarily intended to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies eleven industry ratios and specifies "usual values" for each ratio. Departure from the usual values on four or more of the ratios can lead to inquiries from individual state insurance commissioners as to certain aspects of an insurer's business. For the years ended December 31, 1998, 1997 and 1996, PXRE Reinsurance's results were within the usual values for each of the eleven ratios, except for one ratio in 1996 and one in 1998. PXRE's management believes that the ratio fell outside the usual range in 1996 due to the increase in surplus after Transnational Insurance became a wholly-owned subsidiary of PXRE Reinsurance and that the ratio fell outside the usual range in 1998 due to the substantial turmoil in global securities markets and the resulting decline in the value of certain limited partnership investments. During the 1996-8 period, Transnational Insurance's results were within the usual values for each of the eleven ratios except for two ratios in 1997, when Transnational Insurance did not write any business and paid a dividend, including an extraordinary dividend, of $58,877,000 to PXRE Reinsurance, affecting the change in net writings ratio and change in surplus ratio, and except for one ratio in 1998 which fell outside the usual range due primarily to the change in net writings associated with business written in 1994 to 1996.

      PXRE Limited, PXRE Managing Agency and PXRE Lloyd's Syndicate are subject to regulation by Lloyd's. The form of that regulation is prescribed by the Lloyd's Act of 1982 and Lloyd's internal regulatory by-laws and directions. The regulation and supervision to which PXRE Limited is subject relates primarily to the maintenance of a risk based capital requirement (by way of a deposit of securities and a letter of credit with Lloyd's to support its underwriting) and methods of accounting. PXRE Managing Agency must satisfy a solvency requirement, methods of accounting and periodic examinations of compliance with Lloyd's by-laws and other purposes. PXRE Lloyd's Syndicate has to comply with accounting regulation, internal reporting and periodic examinations of compliance. The Lloyd's market is regulated externally by the Financial Services Authority, although the day to day regulation of the market remains the responsibility of the Council of Lloyd's.

      Transnational Insurance is only licensed to underwrite insurance business in the State of Connecticut. In the various other states, Transnational Insurance is underwriting its insurance business on an excess and surplus lines basis. Surplus lines laws permit unlicensed insurers to underwrite risks when the desired coverage is not available from licensed companies. Surplus lines placements are regulated generally by permitting specially licensed surplus lines brokers to place business with "eligible" or "approved" surplus lines insurers. Qualification as an eligible surplus lines insurer requires Transnational Insurance to satisfy certain capital and surplus requirements and reporting requirements and to establish trust funds for the benefit of policyholders in such states, and also requires brokers placing business with Transnational Insurance to submit evidence to state insurance authorities that the same coverage is not available from a licensed insurer. Transnational Insurance currently maintains a trust fund in the amount of $2,500,000.

      In a number of states, the determination of whether an insurer qualifies as an "eligible" surplus lines insurer is made by the state insurance authorities, who maintain a list of such "eligible" or "approved" insurers. In the remaining states, the determination of whether an insurer is "eligible" is made by the surplus lines broker.

Employees

      PXRE employed 77 full-time employees as at December 31, 1998. None of PXRE's employees is represented by a labor union, and management considers its relationship with its employees to be excellent.

Item 2. Properties

      PXRE leases a total of approximately 43,244 square feet of office space in Edison, New Jersey (PXRE's corporate headquarters), Norwalk, Connecticut, Richmond, Virginia, San Francisco, California, London, England and Brussels, Belgium. The Edison, New Jersey lease, which covers approximately 24,000 square feet of office space, was signed in 1994 and is for a term of 15 years at a fixed annual rent of approximately $370,000 (inclusive of basic electricity) and additional rents on account of PXRE's proportionate share of increases in building operating expenses and property taxes over calendar year 1994. PXRE is negotiating for an additional 24,000 square feet of office space at its corporate headquarters.

Item 3. Pending Legal Proceedings

      PXRE is not a party to any material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of stockholders holders during the fourth quarter of PXRE's 1998 fiscal year.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

      Since December 31, 1996, PXRE's common stock has been listed on the New York Stock Exchange under the symbol "PXT". The following table sets forth for the periods indicated the high and low bid quotations for PXRE's common stock as reported by the New York Stock Exchange and cash dividends per share of common stock declared and subsequently paid:

                                    Bid Price
                                  -------------
                               High            Low            Dividends
                               ----            ---            ---------
1997:
First Quarter               $ 26.875        $  24.500          $ 0.21
Second Quarter                31.438           24.750            0.21
Third Quarter                 31.688           29.500            0.21
Fourth Quarter                34.000           29.563            0.25

1998:
First Quarter               $ 35.250         $ 29.375          $ 0.25
Second Quarter                32.875           29.000            0.25
Third Quarter                 30.500           25.625            0.25
Fourth Quarter                26.688           20.625            0.26

      These prices represent quotations by dealers and do not include markups, markdowns, or commissions, and do not necessarily represent actual transactions. As of March 19, 1999, there were 11,856,115 shares of the common stock issued and outstanding, which shares were held by approximately 180 shareholders of record and, based on PXRE's best information, by approximately 1500 beneficial owners of the common stock. See Notes 10 and 11 of Notes to Consolidated Financial Statements for information with respect to shares reserved for issuance under employee benefit and stock option plans.

      The payment of dividends on the common stock is subject to the discretion of the Board of Directors which will consider, among other factors, PXRE's operating results, overall financial condition, capital requirements and general business conditions. There can be no assurance that dividends will be paid in the future.

      As a holding company, PXRE is largely dependent upon dividends and net tax allocation payments from PXRE Reinsurance and Transnational Insurance to pay dividends to PXRE's shareholders. PXRE Reinsurance and Transnational Insurance are subject to state laws that may restrict their ability to distribute dividends. In addition, certain covenants in PXRE's bank credit agreement may restrict PXRE's ability to pay dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and "Business--Regulation" for further information concerning restrictions contained in PXRE's bank credit agreement and under state insurance law.

Item 6. Selected Financial Data.

                                                                         Year Ended December 31,
                                                   -------------------------------------------------------------
                                                      1998         1997         1996         1995         1994
                                                     (1)(2)       (1)(2)        (2)
                                                   ---------    ---------    ---------    ---------    ---------
                                                           (in thousands, except per share data and ratios)
Income Statement Data:
Gross premiums written                             $ 136,215    $ 126,232    $ 114,348    $ 155,380    $ 179,684
Premiums ceded                                       (47,521)     (26,177)     (46,630)     (57,744)     (71,166)
                                                   ---------    ---------    ---------    ---------    ---------
Net premiums written                                  88,694      100,055       67,718       97,636      108,518
Change in unearned premiums                            3,692       (8,640)       5,078         (494)       2,083
                                                   ---------    ---------    ---------    ---------    ---------
Net premiums earned                                   92,386       91,415       72,796       97,142      110,601
Net investment income                                 19,612       31,191       16,782       14,730       13,786
Net realized investment (losses) gains                (3,862)       2,467           94           85       (1,164)
Management fee(2)                                      2,172        3,006        6,032        6,417        6,992
                                                   ---------    ---------    ---------    ---------    ---------
     Total revenues                                  110,308      128,079       95,704      118,374      130,215
                                                   ---------    ---------    ---------    ---------    ---------
Losses and loss expenses incurred                     57,793       12,491       18,564       34,716       52,647
Commissions and brokerage                             20,563       19,138       12,874       13,251       15,026
Other operating expenses                              19,313       15,716       12,262       11,237        8,365
Interest expense                                       1,395        3,325        6,957        7,143        7,789
Minority interest in consolidated subsidiary           8,928        8,184           --           --           --
                                                   ---------    ---------    ---------    ---------    ---------
     Total losses and expenses                       107,992       58,854       50,657       66,347       83,827
                                                   ---------    ---------    ---------    ---------    ---------
Income before income taxes, extraordinary
   item and equity in net earnings of TREX             2,316       69,225       45,047       52,027       46,388
Equity in net earnings of TREX(2)                          0            0        3,898        5,948        4,141
Income tax (benefit) provision                        (1,206)      22,198       15,644       18,189       15,700
                                                   ---------    ---------    ---------    ---------    ---------
Net income (before extraordinary loss)                 3,522       47,027       33,301       39,786       34,829
Extraordinary loss on debt redemption,
  net of tax                                             843        2,774           --           --           --
                                                   ---------    ---------    ---------    ---------    ---------
Net income                                         $   2,679    $  44,253    $  33,301    $  39,786    $  34,829
                                                   =========    =========    =========    =========    =========
Preferred stock dividend(3)                                0            0            0          599        2,005
                                                   =========    =========    =========    =========    =========
Net income available to common
   stockholders                                    $   2,679    $  44,253    $  33,301    $  39,187    $  32,824
                                                   =========    =========    =========    =========    =========

                                                     1998            1997          1996         1995         1994
                                                    (1)(2)          (1)(2)          (2)
                                                   ---------       ---------     ---------    ---------    ---------
                                                             (in thousands, except per share data and ratios)
Ratio of earnings to fixed charges(4)                   1.09            6.59          7.15         7.90         6.73
Ratio of earnings to combined fixed charges
  and preferred dividends(4)                            1.09            6.59          7.15         7.04         4.90
Basic earnings per common share:
  Net income
  (before extraordinary item)                      $    0.26       $    3.41     $    3.73    $    4.81    $    4.99
  Extraordinary loss                                    0.06            0.20            --           --           --
                                                   ---------       ---------     ---------    ---------    ---------
  Net income                                       $    0.20       $    3.21     $    3.73    $    4.81    $    4.99
                                                   =========       =========     =========    =========    =========
  Average common shares outstanding(2)(3)             13,339          13,776         8,922        8,150        6,580
                                                   =========       =========     =========    =========    =========
Diluted earnings per common share:
  Net income
  (before extraordinary item)                      $    0.26       $    3.39     $    3.69    $    4.52    $    3.99
  Extraordinary loss                                    0.06            0.20            --           --           --
                                                   ---------       ---------     ---------    ---------    ---------
   Net income                                      $    0.20       $    3.19     $    3.69    $    4.52    $    3.99
                                                   =========       =========     =========    =========    =========
   Average common shares outstanding(2)               13,452          13,893         9,020        8,812        8,719
                                                   =========       =========     =========    =========    =========
Cash dividends per common share                    $    1.01       $    0.88     $    0.75    $    0.63    $   0.375

Other Operating Data:
GAAP loss ratio(5)                                     62.6%           13.7%         25.5%        35.7%        47.6%
GAAP underwriting expense ratio(5)                     40.9%           34.8%         26.2%        18.6%        14.8%
                                                   ---------       ---------     ---------    ---------    ---------
GAAP combined ratio(5)                                103.5%           48.5%         51.7%        54.3%        62.4%
                                                   =========       =========     =========    =========    =========

                                                                            As of December 31,
                                                   -----------------------------------------------------------------
                                                      1998            1997          1996         1995         1994
                                                   ---------       ---------     ---------    ---------    ---------
                                                            (in thousands, except per share data and ratios)
Balance Sheet Data:
Cash and investments                               $ 490,594       $ 527,738     $ 467,078    $ 269,089    $ 231,789
Total assets                                         632,691         608,172       543,324      396,084      353,794
Losses and loss expenses                             102,592          57,189        70,977       72,719       81,836
Minority interest in consolidated subsidiary          99,517          99,513            --           --           --
Debt/notes payable                                    50,000          21,414        64,725       67,775       69,700
Total stockholders' equity                           334,376         386,688       357,678      211,162      166,771
Book value per common share                        $   27.13       $   28.10     $   25.63    $   24.15    $   21.27
Statutory capital and surplus of
   PXRE Reinsurance                                $ 447,229       $ 451,321     $ 400,133    $ 250,231    $ 211,988

----------
(1) The U.K. operations of PXRE Limited and PXRE Managing Agency are included in the consolidated results on a one quarter lag basis beginning in 1997.

(2) On December 11, 1996, PXRE merged with TREX. The Merger has been accounted for as a purchase. Accordingly, TREX has been included in PXRE's consolidated results of operations from the date of acquisition, which resulted in incremental earnings of $1,253,000 in 1996. For 1994 and 1995 and for the period from January 1, 1996 until December

      11, 1996, PXRE recorded equity in net earnings of TREX. Diluted average shares outstanding reflects the 5,680,256 weighted shares issued to holders of TREX common shares in connection with the Merger. Included in management fee was $2,512,000, $3,526,000 and $3,364,000 in 1996, 1995 and
      1994, respectively, earned from TREX prior to the Merger. If the Merger had taken place at the beginning of 1996 and 1995, consolidated revenues would have been $153,410,000 and $193,972,000 for 1996 and 1995, respectively. Consolidated pro forma net income and diluted net income per share would have been $49,161,000 and $3.42 in 1996 and $60,755,000 and
      $4.19 in 1995. Such pro forma amounts are not necessarily indicative of what the actual consolidated results might have been if the Merger had been effected prior to December 11, 1996.

(3) During 1995, all of PXRE's outstanding shares of Series A Cumulative Convertible Preferred Stock were converted into shares of PXRE's common stock. To 1995, these convertible preferred shares were the principal reason for the difference between basic and diluted earnings per share.

(4) The historical ratios of earnings to fixed charges were determined by dividing consolidated earnings by total fixed charges. For purposes of these computations (i) earnings consist of consolidated income before considering income taxes, fixed charges and minority interest and (ii) fixed charges consist of interest on indebtedness and that portion of rentals which is deemed by PXRE's management to be an appropriate interest factor. The historical ratios of earnings to combined fixed charges and preferred dividends were determined by dividing consolidated earnings by total fixed charges and preferred dividends.

(5) The loss, underwriting expense and combined ratios included under "Other Operating Data" have been derived from the audited consolidated statements of income of PXRE prepared in accordance with GAAP.

Item 7.             Management's Discussion and Analysis of
                    Financial Condition and Results of Operations

General

            The property and casualty reinsurance industry has been experiencing an extended period of soft market conditions. Competition has increased in recent years as a result of the ability of companies to raise additional capital and the use of both traditional and non-traditional reinsurance products. The level of excess capital has also been aided by favorable financial markets and the lower than normal number of major catastrophe losses in recent years. Consolidation has been, and continues to be, another dominant trend in the reinsurance industry. Companies are now larger, offer significantly more capacity to ceding companies and have greater access to capital through capital markets or their parent organizations. Further, Lloyd's has rebounded from a period of uncertainty and is now aggressively competitive. The result is an oversupply of capacity in the industry.

      Despite soft market conditions, PXRE has taken advantage of both the availability of capital in the financial markets and new opportunities in the business. PXRE has raised additional capital for its reinsurance operations to increase its capacity to underwrite risks and to position PXRE to take advantage of market opportunities. Since its formation more than a decade ago, PXRE has specialized in property reinsurance, including a strong focus on catastrophe-related products. Although catastrophe-related coverages experienced substantial improvements in pricing in 1993 to 1994 and other terms following high levels of catastrophic loss activity experienced by the worldwide insurance industry, coverage terms have been deteriorating since the beginning of 1995. In response, PXRE has moved to layers of risk that are less affected by competitive pressures and has reduced commitments on marginally priced business. Meanwhile, PXRE has taken a number of initiatives to enable it to write new business, and position itself for renewed growth during the current soft market. In late 1996, PXRE completed the organization of PXRE Managing Agency and PXRE Lloyd's Syndicate, thereby establishing a direct presence in the Lloyd's market and accessing specialty types of insurance and reinsurance on a worldwide basis. Underwriting premium volume and loss experience related to the business of PXRE Lloyd's Syndicate is included in PXRE's consolidated results on a quarter lag basis, commencing in the quarter ended June 30, 1997. In addition, in the first quarter of 1998 Transnational Insurance (formerly Transnational Reinsurance), PXRE's newly established excess and surplus lines carrier, commenced operations, specializing in non-standard and excess property insurance risks. In mid-1998, PXRE added teams of direct writing reinsurance professionals to establish a direct writing reinsurance unit and international reinsurance executives both to complement PXRE's existing brokerage-based reinsurance operations and to provide excess of loss short tail casualty products for casualty markets, primarily commencing with January 1999 renewals. PXRE has not previously had a significant presence in any casualty markets. These steps are expected over time to reduce the volatility associated with PXRE's catastrophe coverages which are expected to fall below 50% of gross premiums written in 1999. Also in 1998, PXRE further strengthened its Lloyd's unit with additional professionals and that unit is now expanding into the provision of services to start-up syndicates and captives at Lloyd's.

      At December 31, 1998, PXRE was a party to retrocessional arrangements with a number of insurers and reinsurers. Under these arrangements, PXRE cedes some of its underwritten risks to the participants, subject to maximum aggregate liabilities per reinsurance program. PXRE receives a management fee or commission, initially based on premium volume, adjusted in some cases through contingent profit commissions related to underwriting results measured over a period of years. Future management fee income is dependent upon the amount of business ceded to the participants and the profitability of that business. Another arrangement with Select Re, a Bermuda reinsurer, formerly Investors Reinsurance Ltd, was renegotiated in 1998, and involves a five-year fee based undertaking to produce and underwrite business with Select Re. The Board of Directors of Select Re includes PXRE's Chief Executive Officer.

      PXRE also purchases catastrophe retrocessional coverage for its own protection, depending on market conditions. PXRE has significantly increased its purchases of such coverage in 1998 in light of the continued general deterioration in catastrophe reinsurance pricing and the opportunity to buy protection at more favorable terms than in recent years.

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

      In addition, the potential for uncertainty for the 1998 underwriting year is greater than in the past years because of the increased casualty exposures assumed by PXRE. Unlike property losses that tend to be reported more promptly and usually are settled within a shorter time period, casualty losses are frequently slower to be reported and may be determined only through the lengthy, unpredictable process of litigation. Moreover, given its recent expansion of casualty business, PXRE's does not have an established historical loss pattern that can be used to establish casualty loss liabilities. PXRE must therefore rely on the inherently less reliable historical losses patterns reported by ceding companies and industry loss standards in calculating its liabilities.

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

      PXRE's invested assets include equities and investments in limited partnerships, real estate investment trusts, emerging market debt and other high yield bonds and are subject to market-wide risks and fluctuations, as well as to risk inherent in particular securities. Accordingly, the estimated fair value of PXRE's investments does not necessarily represent the amount which could be realized upon future sale particularly if PXRE were required to liquidate a substantial portion of its portfolio to fund catastrophic losses. PXRE's investment guidelines stress conservation of principal, diversification of risk and liquidity.

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

Comparison of 1998 with 1997

                                                Year Ended December 31,
                                                                      Increase
                                             1998         1997       (Decrease)
                                             ----         ----       ----------
                                                  (000's)                %

Gross premiums written                     $136,215     $126,232         7.9

Ceded premiums:
---------------
  Managed business participants              21,542       16,534        30.3
  Catastrophe coverage                       25,979        9,643       169.4
                                           --------     --------
    Total reinsurance premiums ceded         47,521       26,177        81.5
                                           --------     --------

Net premiums written                       $ 88,694     $100,055       (11.4)
                                           ========     ========

      Gross premiums written for 1998 increased 7.9% to $136,215,000 from $126,232,000 for 1997. Net premiums written for the year ended December 31, 1998 decreased 11.4% to $88,694,000 from $100,055,000 as PXRE increased the purchase of reinsurance and retrocessional coverage in 1998. Net premiums earned for the year ended December 31, 1998, increased 1.1% to $92,386,000 from $91,415,000 in 1997. The contribution of PXRE Lloyd's Syndicate operation, which commenced in the first quarter of 1997, together with PXRE's new business initiatives commenced in 1998, more than offset the continued impact of an intensely competitive market on PXRE's other business lines and helped PXRE increase its premium volume during the fourth quarter of 1998. New business expansion in 1998 included an international treaty underwriting team, excess and surplus lines written by Transnational Insurance, new international facultative business, and PXRE's new direct writing team.

      Premiums ceded by PXRE to its managed business participants increased 30.3% to $21,542,000 for 1998 compared with $16,534,000 for 1997. The increase in premiums ceded to these programs was due primarily to an increased cession rate to Select Re and cessions from new operations offset in part by the effect of declines in gross premiums written in PXRE's traditional operations.

      In 1998, opportunistic purchases of catastrophe retrocessional protection increased catastrophe written premiums ceded partially due to a change in the payment mode, in part due to reinstatement premiums associated with Hurricane Georges and in part due to additional coverage associated with new operations. PXRE's property business is protected by a series of retrocessional agreements which currently provide protection principally against unusual severity of loss and are not designed to protect PXRE's exposure to smaller, more frequent loss occurrences.

      Management fee income from all sources for the year ended December 31, 1998 decreased 27.7% to $2,172,000 from $3,006,000 for 1997, reflecting a reduced profit commission primarily associated with Hurricane Georges and the two aerospace catastrophes discussed below and a higher combined ratio on the change in business mix reflected in the higher ceded premiums written, offset, in part, by an increase in management fee income earned from Select Re.

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

      The loss ratio was 62.6% for 1998 compared with 13.7% for 1997 largely due to Hurricane Georges, two aerospace catastrophes and the higher average loss ratio from the PXRE Lloyd's Syndicate operation, the new excess and surplus lines business and new international operations. The loss ratio for 1998 reflected incurred catastrophe losses of $55,564,000 gross and $29,437,000 net for 1998 and prior accident years. In comparison, the loss ratio for 1997 reflected a re-estimation, which reduced catastrophe losses by $1,457,000 gross and $964,000 net for 1997 and prior accident years, after taking into account, among other things, the German, Poland and Czech flood losses referred to below.

      Significant catastrophe and satellite losses affecting the year ended December 31, 1998 loss ratio are as follows:

                                               Amount of Losses
                                               ----------------
Loss Event                                   Gross           Net
----------                                   -----           ---
                                                (in thousands)
Hurricane Georges                           $49,106        $25,753
Hailstorms                                    4,521          3,597
Swissair and Delta 3 Satellites               4,087          3,399

Significant catastrophe and risk losses affecting the year ended December 31, 1997 loss ratio are as follows:

                                               Amount of Losses
                                               ----------------
Loss Event                                   Gross           Net
----------                                   -----           ---
                                                (in thousands)
German, Poland and Czech Floods              $1,739         $1,457

      The provision for losses and loss expenses and the loss ratio includes the effect of foreign exchange movements on PXRE's liability for losses and loss expenses, resulting in a foreign currency exchange loss of $675,000 for 1998 compared to a gain of $627,000 for 1997.

      During 1998, PXRE experienced savings of $532,000 net for prior-year loss and loss expenses primarily related to the triggering of a retrocessional recovery on a 1994 aviation loss offset in part by adverse development due to the 1997 German, Poland and Czech floods. The loss ratio for 1997 was favorably affected by decreases to reserves of $3,917,000 net for prior-year loss and loss expenses primarily related to the Eurotunnel fire and Hurricane Fran where redundant reserves were recognized in 1997 of approximately $1,644,000 and $1,440,000 respectively. In addition, included in the savings of $3,917,000 were prior-year losses originally thought to have triggered market loss coverage thresholds which have proven to be redundant by approximately $1,800,000, offset in part by development on prior year facultative losses.

      The underwriting expense ratio was 40.9% for 1998 compared with 34.8% for 1997. The increase in underwriting expense ratio was substantially due to higher acquisition expenses and contingent commissions on certain business. In addition, PXRE's diversification strategy announced in the second quarter of 1998, involving the addition of direct writing and international teams, and PXRE's strengthening of its Lloyd's and Brussel's units contributed a significant portion of the $3,597,000 of additional overhead expenses in 1998 in addition to expenses associated with the first year of underwriting operations for Transnational Insurance.

      As a result of the above, the combined ratio was 103.5% for 1998 compared with 48.5% for 1997.

      Other operating expenses increased to $19,313,000 for the year ended December 31, 1998 from $15,716,000 in 1997. The increase was mainly due to salary and benefits expenses associated with new operations. Included in other operating expenses were foreign currency exchange gains of $204,000 for 1998 compared to losses of $1,221,000 for the corresponding period of 1997.

      During 1998, interest expense decreased to $1,395,000 as compared to $3,325,000 in 1997 due to the effect of repurchases of PXRE's 9.75% Senior Notes in open market purchases and the redemption of the remaining Senior Notes on August 15, 1998 (see "Liquidity and Capital Resources"). In addition, during 1998 PXRE incurred minority interest expense amounting to $8,928,000 related to PXRE's $100 million of 8.85% Capital Trust Pass-through Securities `sm' (TRUPS `sm') (as described below under "Liquidity and Capital Resources") compared to $8,184,000 in 1997. The increase in 1998 reflects the fact that the obligation was only outstanding during a portion of 1997.

      In 1998, PXRE recorded an extraordinary loss of $843,000, net of tax, in connection with the redemption of $20.4 million of PXRE's 9.75% Senior Notes and the associated write-off of the pro rata share of the unamortized debt issuance costs.

      Net investment income for the year ended December 31, 1998 decreased 37.1% to $19,612,000 from $31,191,000 for 1997. The decrease in net investment income was largely due to the substantial turmoil witnessed in global securities markets during the third and fourth quarters of 1998 and the resulting decline in value of certain of PXRE's limited partnership investments. PXRE's pre-tax investment yield was 4.3% for 1998 compared with 6.3% for 1997, both calculated using amortized cost and investment income before investment expenses. The decline in yield was primarily due to returns on the limited partnership investments. Net realized investment losses for 1998 were $3,862,000 compared to gains of $2,467,000 for 1997, which includes trading in investment products having characteristics similar to the types of reinsurance PXRE traditionally assumes. In 1998, PXRE recorded the markdown of a Russian bond that is in technical default. This loss was recorded as realized which resulted in a pre-tax loss of $6,600,000.

      The net effects of foreign currency exchange fluctuations were losses of $471,000 in 1998, as compared to losses of $594,000 for 1997.

      For the reasons discussed above, net income was $2,679,000 for 1998 compared to net income of $44,253,000 for 1997. Diluted income per common share before extraordinary loss was $0.26 for 1998 compared to $3.39 for the prior year. Diluted net income per common share was $0.20 for 1998 compared to $3.19 for 1997 based on diluted average shares outstanding of approximately 13,452,000 in 1998 and 13,893,000 in 1997.

Comparison of 1997 and 1996

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

                                                       Year Ended December 31,
                                        ------------------------------------------------------
                                                 As Reported                  Pro Forma
                                        ------------------------------------------------------
                                                               Increase              Increase
                                          1997       1996     (Decrease)    1996    (Decrease)
                                          ----       ----     ----------    ----    ----------
                                               (000's)            %        (000's)       %
Gross premiums written                  $126,232   $114,348      10.4     $143,987     (12.3)

Ceded premiums:
---------------
  Managed business participants           16,534     21,238     (22.1)      21,238     (22.1)
  TREX Management Agreement                    0     19,965       N/A            0       N/A
  Catastrophe coverage                     9,643      5,427      77.7        6,145      56.9
                                        --------   --------               --------
     Total reinsurance premiums ceded     26,177     46,630     (43.9)      27,383      (4.4)
                                        --------   --------               --------

Net premiums written                    $100,055   $ 67,718      47.8     $116,604     (14.2)
                                        ========   ========               ========

Earned premiums                         $ 91,415   $ 72,796      25.6     $123,042     (25.7)
Revenues                                 128,079     95,704      33.8      153,410     (16.5)
Income before extraordinary loss          47,027     33,301      41.2       49,161      (4.3)
Net income                                44,253     33,301      32.9       49,161     (10.0)

Per share diluted:
------------------
  Before extraordinary loss             $   3.39   $   3.69      (8.1)    $   3.42      (0.9)
  Net income                            $   3.19   $   3.69     (13.6)    $   3.42      (6.7)

Diluted average shares outstanding        13,893      9,020                 14,389

      Gross premiums written for 1997 increased 10.4% to $126,232,000 from $114,348,000 for 1996 as reported and decreased 12.3% from $143,987,000 on a pro forma basis in 1996. Net premiums earned for the year ended December 31, 1997, increased 25.6% to $91,415,000 from $72,796,000 for 1996 as reported, and decreased 25.7% from $123,042,000 on a pro forma basis in 1996. Net premiums written for the year ended December 31, 1997, increased 47.8% to $100,055,000 from $67,718,000 for 1996 as reported, and decreased 14.2% from $116,604,000 in 1996 on a pro forma basis. Gross written, net written and net earned premium for 1997 declined from prior-year levels on a pro forma basis reflecting a continuation of the increasingly competitive business environment which has marked recent renewal seasons. Lower reinstatement premiums as a result of reduced losses and additional reinsurance purchased at favorable rates contributed to these declines. PXRE continued its planned response to this increasingly competitive environment by withdrawing capacity from areas of coverage not offering appropriate compensation for the exposure.

      Premiums ceded by PXRE to its managed business participants decreased 22.1% to $16,534,000 for 1997 compared with $21,238,000 for 1996. The decrease in premiums ceded to these programs was due to reduced amounts of premiums written by PXRE and a change in the percentage ceded as agreed with the participants. During 1996, before the Merger, PXRE ceded $19,965,000 of premiums to Transnational Reinsurance in lieu of direct reinsurance writings by Transnational Reinsurance. During 1997 PXRE increased its purchases of catastrophe retrocessional coverage for it's own protection in light of the continued general deterioration in catastrophe reinsurance pricing and the opportunity to buy protection at more favorable terms than in recent years.

      Management fee income from all sources for 1997 decreased to $3,006,000 from $6,032,000 for 1996 as reported, reflecting a decline of premiums ceded to managed business participants, as well as management fee income of $2,512,000 earned by PXRE from TREX, before the Merger, in 1996. Management fee income decreased to $3,006,000 for 1997 from $3,520,000 for 1996 on a pro forma basis, reflecting the decreased amount of ceded premium, offset in part by more profitable business.

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

      Significant catastrophe and risk losses affecting the year ended December 31, 1997 loss ratio are as follows:

                                                      Amount of Losses
                                                      ----------------
Loss Event                                       Gross                Net
----------                                       -----                ---
                                                        (in thousands)

German, Poland and Czech floods                  $1,739               $1,457

      Significant catastrophe and risk losses affecting the year ended December 31, 1996 loss ratio are as follows:

                                       As Reported              Pro Forma
                                       -----------              ---------
                                                Amount of Losses
                                                ----------------
Loss Event                           Gross        Net        Gross       Net
----------                           -----        ---        -----       ---
                                                  (in thousands)

Hurricanes Marilyn and Luis          $8,064      $2,995     $11,978    $6,876
Hurricane Fran                        4,218       2,827       5,621     3,980
Northridge earthquake                 1,646       1,438       1,198     1,083
Eurotunnel fire                       1,260       1,022       2,238     2,000
Credit Lyonnais fire                  2,669         723       4,606     2,647

      The provision for losses and loss expenses and the loss ratio includes the effect of foreign exchange movements on PXRE's liability for losses and loss expenses, resulting in a foreign currency exchange gain of $627,000 for 1997 compared to a loss of $41,000 for 1996 as reported, and a loss of $56,000 for 1996 on a pro forma basis.

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

      The underwriting expense ratio was 34.8% for 1997 compared with 26.2% for the comparable period of 1996 as reported, and 27.6% for the corresponding period of 1996 on a pro forma basis. As a result of the above, the combined ratio was 48.5% for 1997 compared with 51.7% for the corresponding period of 1996 as reported, and 56.4% for the corresponding period of 1996 on a pro forma basis. The increase in underwriting expense ratio was substantially due to the PXRE Lloyd's Syndicate operations, the decline in premiums earned on a pro forma basis, the decline in management fee income and the foreign exchange losses discussed below.

      Other operating expenses increased to $15,716,000 for 1997 from $12,262,000 in 1996 as reported, and $15,195,000 for 1996 on a pro forma basis. Included in other operating expenses were foreign currency exchange losses of $1,221,000 for 1997 compared to gains of $143,000 for 1996 as reported, and gains of $210,000 for 1996 on a pro forma basis. Operating expenses were $17,191,000 excluding foreign exchange losses and amortization of negative goodwill of $2,696,000 in 1997 compared with $18,101,000 in 1996 pro forma results excluding the same items. This decrease was primarily due to the non recurring costs related to the TREX merger in 1996.

      During 1997, interest expense decreased to $3,325,000 as compared to $6,957,000 in the prior-year as reported due to the effect of the repurchase of $43.3 million of PXRE's 9.75% Senior Notes in open market purchases through the end of the third quarter of 1997. In addition, in 1997 PXRE incurred minority interest expense amounting to $8,184,000 related to PXRE's $100 million of newly-issued 8.85% Capital Trust Pass-through Securities `sm' (TRUPS `sm') (as described below under "Liquidity and Capital Resources").

      In 1997, PXRE recorded an extraordinary loss of $2,774,000, net of tax, in connection with the purchase of $43.3 million of PXRE's 9.75% Senior Notes and the associated write-off of the pro rata share of the unamortized debt issuance costs.

      Net investment income for 1997 increased 85.9% to $31,191,000 from $16,782,000 for 1996 as reported. The increase in net investment income was caused primarily by $9,201,000 of investment income from Transnational Reinsurance, $2,213,000 from incremental total return income (including unrealized gains and losses) from higher yielding limited partnership investments from the planned repositioning of the investment portfolio and the remainder from increased average assets, which in part was due to proceeds of the 8.85% TRUPS `sm' in excess of Senior Notes repurchased in 1997. PXRE's pre-tax investment yield was 6.3% for 1997 compared with 6.4% for 1996 as reported, both calculated using amortized cost and investment income before investment expenses. Net realized investment gains for 1997 were $2,467,000 compared to gains of $94,000 for 1996 reflecting the active management of the portfolio. During 1997, PXRE recorded directly to equity an after-tax unrealized gain of $2,605,000 in the value of its investment portfolio ($0.19 book value per share), reflecting the effect of decreasing interest rates during the period.

      The net effects of foreign currency exchange fluctuations were losses of $594,000 in 1997 and gains of $102,000 for 1996. See "Liquidity and Capital Resources."

      Net income for the year ended December 31, 1996 included $3,898,000 which represented PXRE's approximately 22.1% equity share of TREX's net earnings before the Merger.

      For the reasons discussed above, net income was $44,253,000 for 1997 compared to $33,301,000 for 1996 as reported, and $49,161,000 for 1996 on a pro forma basis. Diluted income per common share before extraordinary loss was $3.39 for 1997 compared to $3.69 for the prior comparable period as reported, and $3.42 on a pro forma basis. Diluted net income per common share was $3.19 for 1997 compared to $3.69 for 1996 as reported, and $3.42 for 1996 on a pro forma basis based on average shares outstanding of approximately 13,893,000 in 1997, 9,020,000 in 1996 as reported, and 14,389,000 in 1996 on a pro forma basis.

Liquidity and Capital Resources

      PXRE relies primarily on cash dividends and net tax allocation payments from its subsidiaries PXRE Reinsurance and Transnational Insurance to pay its operating expenses and income taxes, to meet its debt service obligations and to pay dividends to PXRE stockholders. The payment of dividends by PXRE Reinsurance to PXRE and by Transnational Insurance to PXRE Reinsurance is subject to limits imposed under the insurance laws and regulations of Connecticut, the state of incorporation and domicile of PXRE Reinsurance and Transnational Insurance, as well as certain restrictions arising in connection with PXRE indebtedness discussed below. Under the Connecticut insurance law, the maximum amount of dividends or other distributions that PXRE Reinsurance may declare or pay to PXRE, and that Transnational Insurance may declare or pay to PXRE Reinsurance, within any twelve-month period, without regulatory approval, is limited to the lesser of (a) earned surplus or (b) the greater of 10% of policyholders' surplus at December 31 of the preceding year or 100% of net income for the twelve-month period ending December 31 of the preceding year, all determined in accordance with SAP. Accordingly, the Connecticut insurance laws could limit the amount of dividends available for distribution by PXRE Reinsurance or Transnational Insurance without prior regulatory approval, depending upon a variety of factors outside the control of PXRE, including the frequency and severity of catastrophe and other loss events and changes in the reinsurance market, in the insurance regulatory environment and in general economic conditions. The maximum amount of dividends or distributions that PXRE Reinsurance may declare and pay during 1999, without regulatory approval, is $44,722,900. During 1998, no dividends were paid by Transnational Insurance to PXRE Reinsurance. During 1998, $57,388,000 in dividends were paid by PXRE Reinsurance to PXRE.

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

      In December 1998 PXRE entered into a Credit Agreement dated as of December 30, 1998 (the "Credit Agreement") with First Union National Bank ("First Union") as Agent and as a Lender, pursuant to which First Union and additional Lenders which may become parties thereto agree to make available to PXRE a revolving credit facility. As at December 31, 1998, PXRE had outstanding borrowings under the Credit Agreement of $50,000,000, the net proceeds of which were contributed to the capital of PXRE Reinsurance. Loans under the Credit Agreement bear interest at an annual rate equal to First Union's base rate, as in effect from time to time, for base rate loans or at a margin (.875% as of December 31, 1998) over First Union's Eurodollar rate for periods of 30, 60, 90 or 180 days for LIBOR loans. In connection with the Credit Agreement, PXRE and First Union entered into an interest rate swap which, effective December 31, 1998, has the intended effect of converting such $50 million borrowings by PXRE into a fixed rate borrowing at an annual interest of 6.215%. Commitments under the Credit Agreement terminate on March 31, 2005 and are subject to annual reductions of 13 1/3% commencing March 31, 2000 and 33 1/3% on March 31, 2005, and, unless due or paid sooner, the aggregate principal of the loans are due and payable in full on March 31, 2005.

      The Credit Agreement contains covenants which, among other things, limit the ability of PXRE and its subsidiaries (including PXRE Reinsurance, Transnational Insurance and PXRE Limited): (a) to incur additional Indebtedness (other than certain permitted Indebtedness); (b) to create Liens upon their properties or assets (other than Permitted Liens); (c) to sell, transfer or otherwise dispose of their assets, business or properties (other than certain permitted dispositions); (d) to make additional Investments (other than certain permitted Investments, including Permitted Acquisitions and other Investments in compliance with, among other things, applicable law and the limitations set forth in the investment policy of PXRE Reinsurance in effect on December 30, 1998 and not exceeding specified limits); (e) to pay dividends or repurchase stock if after giving effect thereto a Default or Event of Default exists or the Fixed Charge Coverage Ratio would be less than 1.5 to 1.0 as defined in the Credit Agreement; (f) to enter into certain transactions with Affiliates; (g) to engage in any business other than (1) the businesses engaged in on December 30, 1998 and businesses and activities reasonably related thereto or (2) in the case of any Insurance Subsidiary, the sale of any property and casualty insurance or reinsurance products; (h) to enter into or remain a party to certain ceded reinsurance agreements (1) with certain reinsurers that are neither rated "A-" or better by A.M. Best nor have financial strength ratings of "A-" or better by S&P or Moody's unless such reinsurers are Lloyd's syndicates and Lloyd's maintains a rating of "A-" or better by A.M. Best or S&P or such reinsurers have provided appropriate collateral in respect of their obligations, or (2) which constitute Surplus Relief Agreements and which increase Combined Statutory Capital and Surplus by more than 5% as of the most recent fiscal year end; or
(i) to consolidate, merge or otherwise combine (or agree to do any of the foregoing) unless, among other things, (1) PXRE is the surviving entity in such merger or consolidation, (2) such merger or consolidation constitutes a Permitted Acquisition and the conditions and requirements of the Credit Agreement are complied with and (3) immediately thereafter no Default or Event of Default exists. The Credit Agreement also requires PXRE and PXRE Reinsurance where applicable to meet Leverage Ratio, Fixed Charge Coverage Ratio, Risk-Based Capital Ratio and Combined Statutory Surplus requirements. As at December 31, 1998 PXRE was in compliance with the covenants contained in the Credit Agreement.

      The Credit Agreement enumerates various Events of Default, including but not limited to, if: (1) any Person or group becomes the "beneficial owner" of securities of PXRE representing 20% or more of the combined voting power of the then outstanding securities of PXRE ordinarily having the right to vote in the election of directors; or (2) the Board of Directors of PXRE ceases to consist of a majority of the individuals who constituted the Board as of December 30, 1998 or who subsequently become members after having been nominated, or otherwise approved in writing, by at least a majority of individuals who constituted the

Board as of December 30, 1998 (or their approved replacements). A copy of the Credit Agreement is filed as Exhibit 4.8 and is incorporated herein by reference.

      On January 29, 1997, PXRE Capital Trust I, a Delaware statutory business trust and a wholly-owned subsidiary of PXRE ("PXRE Capital Trust") issued $100,000,000 principal amount of its 8.85% TRUPS `sm' due February 1, 2027 in an institutional private placement. Proceeds from the sale of these securities were used to purchase PXRE's 8.85% Junior Subordinated Deferrable Interest Debentures due February 1, 2027 (the "Subordinated Debt Securities"). On April 23, 1997, PXRE and PXRE Capital Trust completed the registration with the Securities and Exchange Commission of an exchange offer for these securities and the securities were exchanged for substantially similar securities (the "Capital Securities"). Distributions on the Capital Securities (and interest on the related Subordinated Debt Securities) are payable semi-annually, in arrears, on February 1 and August 1 of each year, commencing August 1, 1997. Minority interest expense, including amortization of debt offering costs, for 1998 in respect of the Capital Securities (and related Subordinated Debt Securities) amounted to approximately $8,928,000. On or after February 1, 2007, PXRE has the right to redeem the Subordinated Debt Securities, in whole at any time or in part from time to time, subject to certain conditions, at call prices of 104.180% at February 1, 2007, declining to 100.418% at February 1, 2016, and 100% thereafter. PXRE has the right, at any time, subject to certain conditions, to defer payments of interest on the Subordinated Debt Securities for Extension Periods (as defined in the applicable indenture), each not exceeding 10 consecutive semi-annual periods; provided that no Extension Period may extend beyond the maturity date of the Subordinated Debt Securities. As a consequence of PXRE's extension of the interest payment period on the Subordinated Debt Securities, distributions on the Capital Securities would be deferred (though such distributions would continue to accrue interest at a rate of 8.85% per annum compounded semi-annually). In the event that PXRE exercises its right to extend an interest payment period, then during any Extension Period, subject to certain exceptions, (i) PXRE shall not declare or pay any dividend on, make any distributions with respect to, or redeem, purchase, acquire or make a liquidation payment with respect to, any of its capital stock or rights to acquire such capital stock or make any guarantee payments (subject to specified exceptions) with respect to the foregoing, and (ii) PXRE shall not make any payment of interest on, or principal of (or premium, if any, on), or repay, repurchase or redeem, any debt securities issued by PXRE which rank pari passu with or junior to the Subordinated Debt Securities. Upon the termination of any Extension Period and the payment of all amounts then due, PXRE may commence a new Extension Period, subject to certain requirements.

      PXRE has used the net proceeds from the sale of the Capital Securities for general corporate purposes, including the redemption and the purchase of outstanding indebtedness and common stock of PXRE.

      In August 1993, PXRE completed a public offering of $75,000,000 principal amount of 9.75% Senior Notes due August 15, 2003. Interest expense, including amortization of debt offering costs, for 1998 in respect of the Senior Notes amounted to approximately $1,395,000. As previously announced, PXRE elected to redeem on August 15, 1998, all of the outstanding 9.75% Senior Notes due August 15, 2003, issued under the Indenture dated August 31, 1993.

      The Notes were redeemed at a price of 103.656% of the principal amount, plus accrued interest thereon to August 15, 1998, and, as a result, PXRE recorded an extraordinary loss of $843,000, net of tax, in the third quarter of 1998, including the remaining unamortized offering costs.

      PXRE files federal income tax returns for itself and all of its direct or indirect subsidiaries that satisfy the stock ownership requirements for consolidation for federal income tax purposes (collectively, the "Subsidiaries"). PXRE is party to an Agreement Concerning Filing of Consolidated Federal Income Tax Returns (the "Tax Allocation Agreement") pursuant to which each domestic Subsidiary makes tax payments to PXRE in an amount equal to the federal income tax payment that would have been payable by such Subsidiary for such year if it had filed a separate income tax return for such year. PXRE is required to provide for payment of the consolidated federal income tax liability for the entire group. If the aggregate amount of tax payments made in any tax year by a domestic Subsidiary is less than (or greater than) the annual tax liability for such Subsidiary on a stand-alone basis for such year, such Subsidiary will be required to make up such deficiency to PXRE (or will be entitled to receive a credit if payments exceed the separate return tax liability of the subsidiary).

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

      Net cash flow provided by operations was $4,955,000 in 1998 compared with net cash flow provided by operations of $19,626,000 during 1997, due to a decrease in net income and the effects of timing of collection of receivables and reinsurance recoverables and payments of losses.

      PXRE's management has established general procedures and guidelines for its investment portfolio and oversees investment management carried out by Phoenix Investment Partners, Limited (formerly Phoenix Duff & Phelps Corporation), a public majority-owned subsidiary of Phoenix Home Life, and by selected other investment managers. PXRE's invested assets include equities and investments in limited partnerships, REITS, emerging market debt and other high yield bonds, and PXRE's investments are subject to market-wide risks and fluctuations, as well as to risk inherent in particular securities. At December 31, 1998, PXRE's investment portfolio consisted primarily of fixed maturities and short-term investments. As at December 31, 1998, 77.6% of PXRE's investment portfolio, at fair value, consisted of fixed maturities and short-term investments, while the balance was in equity securities including various mutual funds and other invested assets primarily in the form of limited partnerships. The investment policies stress conservation of principal, diversification of risk and liquidity and are approved by its Board of Directors.

      Of PXRE's fixed maturities portfolio at December 31, 1998, 84.4% of the fair value was in obligations rated "A2" or "A" or better by Moody's or S&P, respectively. Mortgage backed securities accounted for 14.7% of fixed maturities based on fair value at December 31, 1998. At December 31, 1998 PXRE had no investments in real estate or commercial mortgage loans; however, PXRE has invested in common and preferred shares of publicly traded REITS. The average market yield to maturity of PXRE's fixed maturities portfolio at December 31, 1998 and 1997, was 5.9% and 6.1%, respectively. Starting in the first quarter of 1997, PXRE has repositioned a portion of its portfolio out of U.S. Treasury, GNMA and short-term investments into new sectors including asset and corporate mortgage backed securities, emerging markets securities, tax-free municipals, investment grade Yankee bonds, a number of limited partnership investments and, to a lesser extent, equity investments and a diversified REIT portfolio.

      Fixed maturity and equity investments are reported at fair value, with the net unrealized gain or loss, net of tax, reported as a separate component of stockholders' equity. PXRE recorded directly to stockholders' equity a $3,167,000 after-tax unrealized loss in the value of its investment portfolio ($0.26 book value per share) at December 31, 1998, primarily from its emerging market securities and from its overall bond and common stock portfolio reflecting volatile market conditions during 1998.

      Short-term investments are carried at amortized cost, which approximates fair value. PXRE's short-term investments, principally high-grade commercial paper, U.S. Treasury bills and investment in a limited partnership which invests primarily in U.S. Treasury bills, were $58,862,000 at December 31, 1998 compared to $52,905,000 at December 31, 1997. The increase at December 31, 1998 was principally due to liquidity requirements associated with the PXRE Lloyd's Syndicate operation. Other invested assets amounting to $65,164,000 at December 31, 1998, which were comprised principally of limited partnerships, were accounted for under the equity method. The amount of equity loss included in short-term investments and other invested assets at December 31, 1998 amounted to $5,029,000 primarily from limited partnership investments in commodities. During December 1998 and January 1999, PXRE divested itself of 80% of this investment.

      Dividends declared in 1998 were $13,585,333 compared to $12,209,000 in 1997, as a result of the increase in the per share quarterly dividend from $0.21 to $0.25 in the fourth quarter of 1997. The expected annual dividend based on shares outstanding at December 31, 1998 will be approximately $12,817,000 reflecting a per share dividend increase to $0.26 per quarter commencing in the fourth quarter of 1998.

      Book value per common share was $27.13 at December 31, 1998.

      During the fourth quarter of 1998, PXRE acquired 992,700 shares of common stock under its current authorized stock repurchase program and, subsequent to December 31, 1998 and through to March 19, 1999, PXRE has purchased an additional 651,800 shares of common stock. PXRE continues to have authorization under that plan to repurchase up to 648,200 shares. PXRE had 12,323,764 common shares outstanding as of December 31, 1998.

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

      In connection with the capitalization of PXRE Lloyd's Syndicate, PXRE has placed on deposit $46,287,000 par value of U.S. government securities and municipal bonds as collateral for Lloyd's. In addition, PXRE issued a letter of credit for the benefit of Lloyd's in the amount of $15,355,000, which is collateralized by municipal bonds for approximately $17,835,000. In addition, PXRE has provided a ('L')5,000,000 ($8.3 million at December 31, 1998 exchange rates) line of credit to PXRE Managing Agency for liquidity purposes. There has been no drawdown of these amounts through December 31, 1998.

      In September 1997, PXRE and Phoenix Home Life completed the formation of a joint venture, Cat Bond Investors L.L.C., with initial committed capital of $20 million. The joint venture specializes in investing in instruments, the returns on which are determined, in whole or in part, by the nature, magnitude and/or effects of certain catastrophic events or meteorological conditions.

      All amounts classified as reinsurance recoverable at December 31, 1998 are considered by management of PXRE to be collectible in all material respects.

Market Risk

      PXRE is exposed to market risks that are principally interest rate and equity price risks. PXRE is exposed to potential losses from changes in interest rates with respect to its investments, borrowings, and a related interest rate swap. PXRE is exposed to potential losses from changes in equity prices with respect to its investments. PXRE believes its exposure to foreign exchange risk and exposures to other market risks represented by weather contracts, are not currently material.

      PXRE risk management strategy is to accept certain levels of market risks, principally through its investment activities, in order to offset its insurance exposures that may be considered actuarial rather than financial. The objectives of PXRE's investment activities are to generate the required return from selected market sectors and limit its exposures to market risks that may prevent PXRE from servicing its insurance obligations. PXRE's Board of Directors approves investment guidelines and the selection of external investment advisers who manage PXRE's portfolios. The investment managers make tactical investment decisions within the established guidelines. Management monitors the external advisers through written reports that are reviewed and approved by the Board of Directors. Management also manages diversification strategies across the portfolios in order to limit PXRE's potential loss from any single market risk. The performance and risk profiles of the portfolio are reported in various forms throughout the fiscal year to management, the Board of Directors, rating agencies, regulators, and to shareholders.

      The investment portfolio of PXRE is summarized in the Notes to the Financial Statements, Item 7, Management's Discussion and Analysis and Item 1, Business.

Interest Rate Risk

      PXRE's principal market risk exposure is to changes in domestic interest rates. Changes in interest rates may affect the fair value of PXRE's fixed-income portfolio, borrowings (Bank Debt and Trust Preferred) and a related interest rate swap. PXRE's holdings subject it to exposures in the treasury, municipal, and various asset-backed sectors. These sectors consist primarily of investment grade securities whose fair value is subject to interest rate and prepayment risk. All investment positions are long with no 'short' or derivative positions.

      PXRE's investment in foreign sovereign debt securities are subject to interest rate risk which is included in the sensitivity analysis below. However, the major risk factor with these sectors is credit risk. The fair values of these securities reflect their below investment grade credit ratings. During the third and fourth quarter of 1998, these sectors were subjected to substantial declines in fair value during the instabilities from the emerging market crisis. However, the value recovered substantially in the fourth quarter of 1998. The potential loss estimated in this sensitivity analysis does not include a separate estimate of losses from changes in credit spreads which, the Company has experienced in the last two fiscal quarters. The Company does not expect similar losses due to changes in credit spreads.

      PXRE believes that reinsurance receivables and payables do not expose it to significant interest rate risk and are excluded from the analysis below.

      In order to measure PXRE's exposure to changes in interest rates a sensitivity analysis was performed. Potential loss is measured as a change in fair value. The fair value of the fixed income portfolio, borrowings and related interest rate swap at year-end was re-measured from the fair values reported in the financial statements assuming a 10% parallel increase in rates across the U.S. dollar yield curve. The potential loss in fair value due to interest rate exposure was estimated at $1 million.

      The estimated potential loss reflects the prepayment risk of the mortgage-related securities. The mortgage sector is a minor portion of the portfolio at year-end and was largely liquidated soon thereafter. The estimate assumes a similar change in fair value across security sectors with no adjustment for change in value due to credit risk. The interest rate risk related to the investments of the Lloyd's Syndicate is diminimus. The average maturity of these investments is under one year.

Credit Risk

      PXRE's exposure to potential loss due to changes in credit spreads was simulated through a sensitivity analysis assuming an increase in credit spreads of 200 basis points with respect to the foreign sovereign securities holdings. The estimated potential loss in fair value due to changes in credit spreads was estimated at $5 million. This analysis excludes the impact of changes in credit spreads on other portfolio sectors and borrowings that may be offsetting.

Foreign Exchange Risk

      PXRE's exposure to foreign exchange risk from its foreign denominated securities is not material. Only a small portion of PXRE's investment portfolio is denominated in currencies other than U.S. dollars. Additionally the carrying value of certain receivables and payables denominated in foreign currencies are carried at fair value. For these reasons, these items have been excluded from the market risk disclosure.

Equity Price Risk

      PXRE is exposed to equity price risk in the form of a limited number of equity investments, including holdings in the common stock of domestic REIT's. Based on a 10% decrease in equity prices the potential loss in fair value is estimated to be $4 million.

Diversification Benefit

      PXRE's risk management strategy includes investments that are expected to reflect offsetting changes in fair value in response to various changes in market risks. PXRE's exposure to interest risk in its fixed income portfolio is expected to be offset in part by the change in value of its REIT's. PXRE also invests in REIT's to limit the potential loss due to exposures to changes in interest rates; this loss limit is based on the expected minimum value of the real estate holdings of the trusts.

      PXRE also holds other investments that are excluded from this disclosure that are expected to provide positive returns under most market conditions representing adverse changes in interest rates and other market factors (See
Note 5 to the Financial Statements).

      To compare the magnitude of changes in fair value due to interest rate changes with those of other risk factors in the investment portfolio, reference should be made to Footnote 5 to the Financial Statements related to realized and unrealized gains and losses on investments.

Income Taxes

      PXRE recognized a tax benefit of $1,661,000 in 1998 compared to tax expense in 1997 and 1996 of $20,705,000 and $15,644,000, respectively. The tax benefit reported by PXRE for 1998 is attributable primarily to tax-exempt income and amortization of negative goodwill. Tax expense in 1997 and 1996 differed from the statutory rate principally due to the relative proportion of underwriting and taxable investments versus tax exempt investments, negative goodwill amortization and state and local taxes.

Year 2000 Update

      PXRE's Year 2000 Project is proceeding on schedule. The Project is addressing the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000. PXRE believes that the impact of Year 2000 issues on its internal computer systems will not be material. PXRE wrote and upgraded most of its software over the last four years in an Oracle based software environment that has been certified as Year 2000 compliant. It has been PXRE's internal standard to develop or, where necessary, redevelop internally based systems using 4 digit date fields for all calculations.

      Two older legacy systems have been identified as not being year 2000 compliant. One is a vendor provided general ledger system, which was replaced with a new, Year 2000 certified general ledger system in December 1998. This system has been implemented, tested and converted and is working properly effective with year-end 1998. Another system, which was internally developed, was upgraded and rewritten by December 31, 1998.

      PXRE has replaced or upgraded, as part of its normal upgrade of hardware and software, most of its mission critical servers, personal computers and related desktop or network software to Year 2000 compliant versions. The cost of replacing or upgrading any remaining non-compliant equipment is not expected to be material. PXRE budgeted and expended $300,000 in 1998 for the upgrade and replacement of software systems and hardware for this purpose. Management of PXRE does not anticipate any material expenditures to replace or upgrade hardware or software in 1999 related to Year 2000 compliance.

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

      In connection with reinsurance intermediaries and reinsurance clients, PXRE has the ability to verify their calculations of reinsurance transactions so that material errors brought on by a failure of their systems are capable of being detected.

      Where PXRE has determined that the relationship with a business partner is material to its ability to conduct normal operations, PXRE has sent letters to that partner requesting an update on the status of its Year 2000 initiative. Where deemed necessary, PXRE is following up with the business partner to obtain additional information. Based on these assurances and PXRE's internal reviews of the information provided, PXRE has not currently identified a material business partner that will not be compliant. However, there can be no assurance that all business partners will supply accurate or up-to-date information regarding their preparedness for the Year 2000, and there can be no assurance that all material business partners will be compliant. Such non-compliance could have a material effect on PXRE's financial position and results of operations. PXRE expects to complete its review of material business partners by June 30, 1999.

      PXRE has made the decision to evaluate the potential Year 2000 exposures emanating from its reinsurance business by conducting an analysis of each individual customer's risk exposures. Where appropriate, PXRE intends to require that an exclusion be added to the reinsurance contract or letter of intent be received. PXRE began adding exclusions to reinsurance contracts in early 1998. Additionally, it is PXRE's position, in common with others in the industry that Year 2000 exposures are not fortuitous losses and thus are not covered under reinsurance contracts even without specific exclusions. For these reasons, PXRE believes that its exposures to Year 2000 claims will not be material. However, as was the case with environmental exposures, changing social and legal trends may create unintended coverage for exposures by reinterpreting reinsurance contracts and related exclusions. It is impossible to predict what, if any, exposure reinsurance companies may ultimately have for Year 2000 claims whether coverage for the issue is specifically excluded or included.

      PXRE is reviewing its disaster recovery procedures and testing its ability to redeploy its computer and staff operations to a remote hot site location in the event of failure on the part of public utilities to provide electrical power or communication links following a Year 2000 problem. Additional formal contingency plans will not be formulated until PXRE has identified specific areas where there is a substantial risk of Year 2000 problems occurring, and no such areas have been identified as of this date.

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

Item 8. Financial Statements and Supplementary Data

      The following financial statements are filed as part of this Form 10-K:

                                                                            Page
                                                                            ----

PXRE Corporation:

            Report of Independent Accountants                                F-1

            Consolidated Balance Sheets
              at December 31, 1998 and 1997                                  F-2

            Consolidated Statements of Income and
              Comprehensive Income for the years
              ended December 31,  1998, 1997 and 1996                        F-3

            Consolidated Statements of
              Stockholders' Equity for the years
              ended December 31, 1998, 1997 and 1996                         F-4

            Consolidated Statements of Cash Flow
              for the years ended December 31,
              1998, 1997 and 1996                                            F-5

            Notes to Consolidated Financial
              Statements                                                     F-6

Item 9. Disagreements on Accounting and Financial Disclosure

      No disclosure hereunder is required as PXRE has not changed its accountants during the 24 months preceding December 31, 1998.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

      The information required by this Item 10 is contained in PXRE's Proxy Statement, which information is incorporated herein by reference and which Proxy Statement will be filed within 120 days of the end of PXRE's 1998 fiscal year.

Item 11. Executive Compensation

      The information required by this Item 11 is contained in PXRE's Proxy Statement, which information is incorporated herein by reference and which Proxy Statement will be filed within 120 days of the end of PXRE's 1998 fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The information required by this Item 12 is contained in PXRE's Proxy Statement, which information is incorporated herein by reference and which Proxy Statement will be filed within 120 days of the end of PXRE's 1998 fiscal year.

Item 13. Certain Relationships and Related Transactions

      The information required by this Item 13 is contained in PXRE's Proxy Statement, which information is incorporated herein by reference and which Proxy Statement will be filed within 120 days of the end of PXRE's 1998 fiscal year.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)   The following documents are filed as part of this Form 10-K:

            (1)   Financial Statements

                                                                            Page
                                                                            ----

PXRE Corporation:

      Report of Independent Accountants                                      F-1

      Consolidated Balance Sheets at
        December 31, 1998 and 1997                                           F-2

      Consolidated Statements of Income and
        Comprehensive Income for the years
        ended December 31, 1998, 1997 and 1996                               F-3

      Consolidated Statements of  Stockholders' Equity
        for the years ended December 31, 1998, 1997 and 1996                 F-4

      Consolidated Statements of Cash Flow for the years
        ended December 31, 1998, 1997 and 1996                               F-5

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

            (3)   Exhibits

      (3) Certificate of Incorporation and By-laws of PXRE Corporation. The Restated Certificate of Incorporation and By-laws of PXRE Corporation were previously filed with PXRE's Registration Statement on Form S-1 dated August 29, 1986, as amended by Amendment No. 1 thereto dated February 19, 1987 and by Amendment No. 2 thereto dated March 25, 1987 (File No. 33-8406), as Exhibits 3.1 and 3.2 thereto, and are incorporated herein by reference. The Certificate of Designations designating the Series A Cumulative Convertible Preferred Stock of PXRE Corporation was previously filed with PXRE's Registration Statement on Form S-2 dated February 21, 1992, as amended by Amendment No. 1 thereto dated April 1, 1992 and by Amendment No. 2 thereto dated April 13, 1992 and by Amendment No. 3 thereto dated April 23, 1992 (File No. 33-45893) as Exhibit 4.5 thereto, and is incorporated herein by reference. The Certificate of Amendment dated May 20, 1993 to PXRE's Restated Certificate of Incorporation was previously filed with PXRE's Registration Statement on Forms S-8 and S-3 dated June 3, 1993 (File No. 33- 63768) as Exhibit 4.3 thereto, and is incorporated herein by reference. The Certificate of Amendment dated May 19, 1994 to PXRE's Restated Certificate of Incorporation was previously filed as Exhibit 3 to the Annual Report on Form 10-K of PXRE for the fiscal year ended December 31, 1994 (File No. 0-15428), and is incorporated herein by reference. The Certificate of Amendment dated December 9, 1996 to PXRE's Restated Certificate of Incorporation was previously filed with PXRE's Registration Statement on Form S-3 dated January 3, 1997 (File No. 333-19207), and is incorporated herein by reference. The Certificate of Merger of Transnational Re Corporation into PXRE Corporation, dated December 11, 1996, was previously filed as Exhibit 3 to the Annual Report on Form 10-K of PXRE for the fiscal year ended December 31, 1996 (File No. 0-15428), and is incorporated herein by reference. A copy of the By-laws of PXRE Corporation as amended to date is attached hereto as Exhibit 3.

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

      4.8 Credit Agreement dated as of December 30, 1998 among PXRE Corporation, the banks and financial institutions listed on the signature pages thereto or that subsequently become parties thereto (collectively, the "Lenders") and First Union National Bank ("First Union") as agent for the Lenders (Exhibit 4.8 to PXRE's Form 8-K dated January 8, 1999 (File No. 0-15428), and incorporated herein by reference).

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

      10.3 PXRE Reinsurance Company Management Agreement among PXRE Reinsurance and, among others, Merrimack Mutual Fire Insurance Company ("Merrimack"), Pennsylvania Lumbermens Mutual Insurance Company ("Pennsylvania Lumbermens"), and NRMA Insurance Limited ("NRMA") (Exhibit 10.1 to PXRE's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (File No. 0-15428), and incorporated herein by reference); letter dated November 28, 1990 from Pennsylvania Lumbermens confirming reduced participation (Exhibit 10.7 to PXRE's Form S-2 Registration Statement dated February 21, 1992, as amended by Amendment No. 1 thereto dated April 1, 1992 and by Amendment No. 2 thereto dated April 13, 1992 and by Amendment No. 3 thereto dated April 23, 1992 (File No. 33-45893), and incorporated herein by reference); cover notes respecting January 1997 renewals by Merrimack, Pennsylvania Lumbermens and NRMA and cover note respecting participation commencing January 1, 1997 by Auto-Owners Insurance Company ("Auto-Owners") (Exhibit 10.3 to PXRE's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-15428), and incorporated herein by reference); cover notes respecting January 1999 renewals by N.R.M.A., Pennsylvania Lumbermens, Auto-Owners and The Andover Companies (a Merrimack company) (attached hereto as Exhibit 10.3).

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

      10.14 Non-Employee Director Deferred Stock Plan (Appendix A to PXRE's Proxy Statement dated April 12, 1991, and incorporated herein by reference).(M)

----------
(M) Indicates a management contract or compensatory plan or arrangement in which the directors and/or executive officers of PXRE participate.

      10.15 Restated Employee Annual Incentive Bonus Plan, as amended (Appendix A to PXRE's Proxy Statement dated April 30, 1997, and incorporated herein by reference).(M)

      10.16 1992 Officer Incentive Plan, as amended (Appendix B to PXRE's Proxy Statement dated April 30, 1997 and incorporated herein by reference).(M)

      10.17 Quota Share Retrocessional Agreement between PXRE Reinsurance and Trenwick America Reinsurance Corporation ("Trenwick Group") (Exhibit 10.21 to the Annual Report on Form 10-K of PXRE for the fiscal year ended December 31, 1993 (File No. 0-15428), and incorporated herein by reference); cover note respecting January 1999 renewal by Trenwick Group (attached hereto as Exhibit 10.17).

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

-----------
(M) Indicates a management contract or compensatory plan or arrangement in which the directors and/or executive officers of PXRE participate.

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

      10.25 Director Stock Option Plan (Appendix A to PXRE's Proxy Statement dated May 3, 1995, and incorporated herein by reference) and Amendment thereto made as of April 17, 1997 (attached hereto as Exhibit 10.25 to the Annual Report on Form 10-K of PXRE for the fiscal year ended December 31, 1997 (File No. O-15428), and incorporated herein by reference.).(M)

      10.26 Amendment No. 3 to Investment Advisory Agreement between PXRE Reinsurance Company and Phoenix Investment Counsel, Inc. effective June 1, 1995 (Exhibit 10.26 to the Annual Report on Form 10-K of PXRE for the fiscal year ended December 31, 1995 (File No. 0-15428), and incorporated herein by reference).

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

      10.30 Director Equity and Deferred Compensation Plan (Appendix C to PXRE's Proxy Statement dated April 30, 1997, and incorporated herein by reference).(M)

----------
(M) Indicates a management contract or compensatory plan or arrangement in which the directors and/or executive officers of PXRE participate.

      10.31 Management Agreement dated September 16, 1997 between PXRE Managing Agency and Whittington Insurance Services Limited (attached hereto as Exhibit
10.31 to the Annual Report on Form 10-K of PXRE for the fiscal year ended December 31, 1997 (File No. O-15428), and incorporated herein by reference).

      10.32 Lloyd's Deposit Trust Deed (Third Party Deposit) dated November 29, 1996 between PXRE Limited and PXRE Reinsurance (attached hereto as Exhibit
10.32 to the Annual Report on Form 10-K of PXRE for the fiscal year ended December 31, 1997 (File No. O-15428), and incorporated herein by reference).

      10.33 Letter of Credit dated November 22, 1996 issued by The Chase Manhattan Bank by order of PXRE Reinsurance for the benefit of Lloyds' (attached hereto as Exhibit 10.33 to the Annual Report on Form 10-K of PXRE for the fiscal year ended December 31, 1997 (File No. O-15428), and incorporated herein by reference).

      10.34 Lloyd's Security Trust Deed (Letter of Credit and Bank Guarantee) dated November 29, 1997 between PXRE Limited and Lloyds' (attached hereto as
Exhibit 10.34 to the Annual Report on Form 10-K of PXRE for the fiscal year ended December 31, 1997 (File No. O-15428), and incorporated herein by reference).

      10.35 Operating Agreement of Cat Bond Investors, effective as of June 9, 1997 among Cat Bond Investors, Phoenix Home Life and PXRE (attached hereto as
Exhibit 10.35 to the Annual Report on Form 10-K of PXRE for the fiscal year ended December 31, 1997 (File No. O-15428), and incorporated herein by reference).

      10.36 Undertaking dated September 1, 1998 between PXRE Reinsurance Company and Select Reinsurance Ltd., Amended and Restated Facultative Obligatory Quota Share Retrocessional Agreement between PXRE Reinsurance Company and Select Reinsurance Ltd. and Variable Quota Share Retrocessional Agreement between PXRE Reinsurance Company and Select Reinsurance Ltd. (attached hereto as Exhibit 10.36).

      10.37 Employment Agreement dated July 16, 1998 between PXRE Managing Agency Limited and Peter G. Butler (attached hereto as Exhibit 10.37).(M)

      10.38 Employment Agreement dated June 8, 1998 between PXRE Corporation and Michael J. Toman (attached hereto as Exhibit 10.38).(M)

      (11) Statement re computation of earnings per share (The information required by this Exhibit is presented in the financial statements and the notes thereto included in this Form 10-K.)

      (12) Statement re computation of ratios (attached hereto as Exhibit 12).

----------
(M) Indicates a management contract or compensatory plan or arrangement in which the directors and/or executive officers of PXRE participate.

         (21) List of Subsidiaries. At December 31, 1998, PXRE had the following subsidiaries: PXRE Reinsurance Company, a Connecticut insurance company; Transnational Insurance Company, a Connecticut insurance company; PXRE Capital Trust I, a Delaware statutory business trust; PXRE Limited., an English company (the sole member of PG Butler Syndicate 1224 at Lloyd's); PXRE Managing Agency Limited (the managing agency for PG Butler Syndicate 1224 at Lloyd's); PXRE Trading Corporation, a Delaware corporation; TREX Trading Corporation, a Delaware corporation; PX/TX Associates, a Delaware general partnership (of which PXRE Trading and TREX Trading are the only partners); CAT Fund, L.P., a Delaware limited partnership (of which PX/TX Associates is the sole general partner and PXRE Trading and TREX Trading are the only limited partners); Cat Bond Investors L.L.C. (of which PXRE and Phoenix Home Life are the only members); PXRE Direct Underwriting Managers, Inc., a Connecticut corporation; and T-REX Underwriting Managers, Inc., a Virginia corporation. (See the discussion in this Form 10-K under the captions "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations.")

      (23) Consents of Experts and Counsel. The consent of
PricewaterhouseCoopers LLP, independent accountants to PXRE, is included as part of Item 14(a)(2) of this Form 10-K.

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

                                       PXRE CORPORATION


                                       By: /s/ Gerald L. Radke
                                           -------------------------------------
                                           Gerald L. Radke
                                           Its Chairman of the Board,
                                           President and Chief
                                           Executive Officer

                                       Date: March 25, 1999

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of PXRE Corporation and in the capacity and on the dates indicated:

By: /s/ Gerald L. Radke                           By: /s/ Sanford M. Kimmel
    ----------------------                            ---------------------
        Gerald L. Radke                               Sanford M. Kimmel
        Its Chairman of the Board,                    Its Senior Vice President,
        President and Chief                           Treasurer and Chief
        Executive Officer                             Financial Officer
        (Principal Executive                          (Principal Financial
        Officer) and Director                         Officer and Principal
                                                      Accounting Officer)

Date: March 25, 1999                              Date: March 25, 1999


By*                                               By*
    ----------------------                            ---------------------
    Robert W. Fiondella                               Franklin D. Haftl
    Director                                          Director

Date: March 25, 1999                              Date: March 25, 1999

By*                                               By*
    ----------------------                            ---------------------
    Bernard Kelly                                     Wendy Luscombe
    Director                                          Director

Date: March 25, 1999                              Date: March 25, 1999


By*                                               By*
    ----------------------                            ---------------------
    Edward Lyons                                      Philip R. McLoughlin
    Director                                          Director

Date: March 25, 1999                              Date: March 25, 1999


By*                                               By*
    ----------------------                            ---------------------
    David W. Searfoss                                 Donald H. Trautlein
    Director                                          Director

Date: March 25, 1999                              Date: March 25, 1999


By*
    ----------------------
    Wilson Wilde
    Director

Date:  March 25, 1999

                             *By: /s/ Gerald L. Radke
                                  ---------------------
                                      Gerald L. Radke
                                      Attorney-in-Fact

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of PXRE Corporation

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income, stockholders' equity and cash flow present fairly, in all material respects, the financial position of PXRE Corporation and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flow for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
New York, New York
February 11, 1999

PXRE                  Consolidated Balance Sheets
Corporation
--------------------------------------------------------------------------------

                                                                                              December 31,       December 31,
                                                                                                  1998               1997
                                                                                                  ----               ----
Assets         Investments:
                 Fixed maturities, available-for-sale, at fair value (amortized
                   cost $308,658,000 and $399,145,000, respectively)                          $ 309,477,075      $ 405,949,411
                 Equity securities, at fair value (cost $41,146,000 and $21,049,000)             40,974,283         19,748,877
                 Short-term investments                                                          58,861,983         52,904,819
                 Other invested assets, at equity (cost $66,588,000 and $42,375,000)             65,163,581         42,857,341
                                                                                              -------------      -------------
                     Total investments                                                         474,476,922        521,460,448
               Cash                                                                              16,117,473          6,277,876
               Accrued investment income                                                          5,330,419          6,257,162
               Receivables:
                 Unreported premiums                                                             18,440,954         14,131,034
                 Balances due from intermediaries and brokers                                    14,631,140          5,978,439
                 Other receivables                                                               21,293,256         20,575,692
               Reinsurance recoverable                                                           41,260,657         14,242,278
               Ceded unearned premiums                                                            8,231,130          2,531,453
               Deferred acquisition costs                                                         4,122,603          2,965,741
               Income tax recoverable                                                            19,569,364          5,677,667
               Other assets                                                                       9,217,218          8,074,260
                                                                                              -------------      -------------
                     Total assets                                                             $ 632,691,136      $ 608,172,050
                                                                                              =============      =============

Liabilities    Losses and loss expenses                                                       $ 102,592,394       $ 57,189,454
               Unearned premiums                                                                 20,541,326         18,485,042
               Debt payable                                                                      50,000,000                  0
               Notes payable                                                                              0         21,414,000
               Other liabilities                                                                 25,664,972         24,881,964
                                                                                              -------------      -------------
                     Total liabilities                                                          198,798,692        121,970,460
                                                                                              -------------      -------------

               Minority interest in consolidated subsidiary:
                   Company-obligated mandatorily redeemable capital trust
                   pass-through securities of subsidiary trust holding solely a
                   company-guaranteed related subordinated debt                                  99,516,938         99,513,194

Stockholders'  Serial preferred stock, $.01 par value -- 500,000 shares authorized;
Equity           0 shares issued and outstanding                                                          0                  0
               Common stock, $.01 par value -- 40,000,000 shares authorized;
                 14,938,262 and 14,806,347 shares issued, respectively                              149,382            148,063
               Additional paid-in capital                                                       259,147,554        255,060,792
               Accumulated other comprehensive income:
                 Net unrealized appreciation on investments, net of
                   deferred income tax expense of $3,400 and $1,940,000                               6,253          3,173,006
               Retained earnings                                                                139,842,939        150,749,451
               Treasury stock at cost (2,614,498 and 1,042,752 shares)                          (61,420,025)       (21,660,108)
               Restricted stock at cost (167,832 and 64,403 shares)                              (3,350,597)          (782,808)
                                                                                              -------------      -------------
                     Total stockholders' equity                                                 334,375,506        386,688,396
                                                                                              -------------      -------------
                     Total liabilities and stockholders' equity                               $ 632,691,136      $ 608,172,050
                                                                                              =============      =============

        The accompanying notes are an integral part of these statements.

PXRE        Consolidated Statements of Income and Comprehensive Income

Corporation
--------------------------------------------------------------------------------

                                                                                              Years Ended December 31,

                                                                                        1998              1997              1996
                                                                                        ----              ----              ----
Revenues            Net premiums earned                                            $ 92,386,326      $ 91,415,240      $ 72,795,454
                    Net investment income                                            19,611,889        31,190,625        16,782,371
                    Net realized investment (losses) gains                           (3,862,189)        2,467,338            94,158
                    Management fees                                                   2,172,131         3,005,657         6,032,006
                                                                                   ------------      ------------      ------------
                                                                                    110,308,157       128,078,860        95,703,989
                                                                                   ------------      ------------      ------------

Losses and          Losses and loss expenses incurred                                57,793,626        12,491,324        18,563,608
Expenses            Commissions and brokerage                                        20,562,688        19,137,822        12,873,668
                    Other operating expenses                                         19,313,425        15,716,150        12,261,949
                    Interest expense                                                  1,394,811         3,324,900         6,957,057
                    Minority interest in consolidated subsidiary                      8,927,863         8,183,514                 0
                                                                                   ------------      ------------      ------------
                                                                                    107,992,413        58,853,710        50,656,282
                                                                                   ------------      ------------      ------------

                    Income before income taxes, extraordinary item and
                      equity in net earnings of TREX                                  2,315,744        69,225,150        45,047,707
                    Equity in net earnings of TREX                                            0                 0         3,897,568
                    Income tax (benefit) provision                                   (1,206,077)       22,198,000        15,644,000
                                                                                   ------------      ------------      ------------
                    Income before extraordinary loss                                  3,521,821        47,027,150        33,301,275
                    Extraordinary loss on debt redemption, net of $454,000
                      and $1,493,000 income tax benefit                                 843,000         2,773,690                 0
                                                                                   ------------      ------------      ------------
                    Net income                                                        2,678,821        44,253,460        33,301,275
                                                                                   ------------      ------------      ------------

Comprehensive       Other comprehensive (loss) income, net of tax:
Income               Net unrealized appreciation (depreciation) on investments       (3,166,753)        2,604,601        (3,214,095)
                                                                                   ------------      ------------      ------------
                      Comprehensive (loss) income                                  $   (487,932)     $ 46,858,061      $ 30,087,180
                                                                                   ============      ============      ============

Per Share           Basic:
                      Income before extraordinary item                             $       0.26      $       3.41      $       3.73
                      Extraordinary loss                                                   0.06              0.20              0.00
                                                                                   ------------      ------------      ------------
                      Net income                                                   $       0.20      $       3.21      $       3.73
                                                                                   ============      ============      ============
                      Average shares outstanding                                     13,339,479        13,775,844         8,921,886
                                                                                   ============      ============      ============

                    Diluted:
                      Income before extraordinary item                             $       0.26      $       3.39      $       3.69
                      Extraordinary loss                                                   0.06              0.20              0.00
                                                                                   ------------      ------------      ------------
                      Net income                                                   $       0.20      $       3.19      $       3.69
                                                                                   ============      ============      ============
                      Average shares outstanding                                     13,451,731        13,892,760         9,019,655
                                                                                   ============      ============      ============

        The accompanying notes are an integral part of these statements.

PXRE              Consolidated Statements of Stockholders' Equity
Corporation       Years Ended December 31, 1998, 1997 and 1996
--------------------------------------------------------------------------------

                                                                                         Accumulated
                                                                         Additional          Other
                                              Preferred      Common       Paid-in        Comprehensive    Retained       Treasury
                                                Stock         Stock       Capital            Income       Earnings         Stock
                                                -----         -----       -------            ------       --------         -----
Balance at December 31, 1995                  $      0      $ 89,839    $117,668,048      $ 3,782,500   $ 91,882,834   $ (1,719,459)

Net income                                                                                                33,301,275
Unrealized depreciation on investments, net                                                (2,799,292)
Issuance of common stock                                         417         823,192
Issuance of common stock in
   TREX merger                                                56,802     134,304,932
Issuance of treasury stock                                                                                                  166,745
Repurchase of treasury stock                                                                                            (12,537,575)
Issuance of restricted stock
Amortization of restricted stock
Dividends paid to common stockholders                                                                     (6,478,852)
Equity in net change in TREX
   depreciation                                                                              (414,803)
Other                                                                        182,010
                                              --------------------------------------------------------------------------------------
 Balance at December 31, 1996                        0       147,058     252,978,182          568,405    118,705,257    (14,090,289)

Net income                                                                                                44,253,460
Unrealized appreciation on investments, net                                                 2,604,601
Issuance of common stock                                       1,005       1,748,520
Repurchase of treasury stock                                                                                             (7,464,583)
Issuance of restricted stock
Amortization of restricted stock
Dividends paid to common stockholders                                                                    (12,209,266)
Other                                                                        334,090                                       (105,236)
                                              --------------------------------------------------------------------------------------
Balance at December 31, 1997                         0       148,063     255,060,792        3,173,006    150,749,451    (21,660,108)

Net income                                                                                                 2,678,821
Unrealized depreciation on investments, net                                                (3,166,753)
Issuance of common stock                                       1,319       4,069,940
Repurchase of treasury stock                                                                                            (39,728,564)
Issuance of restricted stock
Amortization of restricted stock
Dividends paid to common stockholders                                                                    (13,585,333)
Other                                                                         16,822                                        (31,353)
                                              --------------------------------------------------------------------------------------
Balance at December 31, 1998                  $      0      $149,382    $259,147,554      $     6,253   $139,842,939   $(61,420,025)
                                              ======================================================================================

                                                                  Total
                                                Restricted    Stockholders'
                                                   Stock         Equity
                                                   -----         ------
Balance at December 31, 1995                  $   (541,586)   $ 211,162,176

Net income                                                       33,301,275
Unrealized depreciation on investments, net                      (2,799,292)
Issuance of common stock                                            823,609
Issuance of common stock in
   TREX merger                                                  134,361,734
Issuance of treasury stock                                          166,745
Repurchase of treasury stock                                    (12,537,575)
Issuance of restricted stock                      (501,027)        (501,027)
Amortization of restricted stock                   411,778          411,778
Dividends paid to common stockholders                            (6,478,852)
Equity in net change in TREX
   depreciation                                                    (414,803)
Other                                                               182,010
                                              ------------------------------
 Balance at December 31, 1996                     (630,835)     357,677,778

Net income                                                       44,253,460
Unrealized appreciation on investments, net                       2,604,601
Issuance of common stock                                          1,749,525
Repurchase of treasury stock                                     (7,464,583)
Issuance of restricted stock                      (741,988)        (741,988)
Amortization of restricted stock                   585,263          585,263
Dividends paid to common stockholders                           (12,209,266)
Other                                                4,752          233,606
                                              ------------------------------
Balance at December 31, 1997                      (782,808)     386,688,396

Net income                                                        2,678,821
Unrealized depreciation on investments, net                      (3,166,753)
Issuance of common stock                                          4,071,259
Repurchase of treasury stock                                    (39,728,564)
Issuance of restricted stock                    (3,838,227)      (3,838,227)
Amortization of restricted stock                 1,239,085        1,239,085
Dividends paid to common stockholders                           (13,585,333)
Other                                               31,353           16,822
                                              ------------------------------
Balance at December 31, 1998                  $ (3,350,597)   $ 334,375,506
                                              ==============================

The accompanying notes are an integral part of these statements.

PXRE                  Consolidated Statements of Cash Flow
Corporation
--------------------------------------------------------------------------------

                                                                                               Years Ended December 31,

                                                                                     1998                1997              1996
                                                                                     ----                ----              ----
Cash Flow        Net income                                                     $   2,678,821       $  44,253,460     $  33,301,275
from Operating   Adjustments to reconcile net income to net cash
Activities         provided by operating activities:
                      Losses and loss expenses                                     45,402,940         (13,787,994)      (12,964,561)
                      Unearned premiums                                            (3,643,393)          8,639,753        (5,077,857)
                      Deferred acquisition costs                                   (1,156,862)         (1,516,691)        1,284,615
                      Receivables                                                 (16,603,791)        (12,764,637)       14,313,128
                      Reinsurance balances payable                                 10,021,725          (5,082,885)       (3,431,682)
                      Reinsurance recoverable                                     (27,018,379)          3,822,847         4,511,644
                 Income tax recoverable                                            (7,591,759)         (3,139,559)        1,126,162
                 Equity in net earnings of TREX                                             0                   0        (3,574,171)
                 Other                                                              2,865,764            (797,805)       (1,455,299)
                                                                                -------------       -------------     -------------
                     Net cash provided by operating activities                      4,955,067          19,626,489        28,033,254
                                                                                -------------       -------------     -------------

Cash Flow        Cost of fixed maturity investments                              (178,648,802)       (294,637,213)      (83,760,831)
from Investing   Fixed maturity investments matured/disposed                      262,534,237         290,013,188        62,189,176
Activities       Payable for securities                                                     0                   0        (2,496,232)
                 Cost of equity securities                                        (22,871,893)        (17,372,574)       (1,849,539)
                 Equity securities disposed                                         2,817,183           3,172,678                 0
                 Cash acquired from merger with TREX                                        0                   0         1,260,611
                 Net change in short-term investments                              (6,053,033)          8,742,789        22,485,844
                 Other invested assets disposed                                     7,040,660
                 Other invested assets purchased                                  (34,325,097)        (42,375,000)                0
                                                                                -------------       -------------     -------------
                     Net cash provided (used) by investing activities              30,493,255         (52,456,132)       (2,170,971)
                                                                                -------------       -------------     -------------

Cash Flow        Proceeds from issuance of common stock                               233,032             855,570           489,327
from Financing   Cash dividends paid to common stockholders                       (13,585,333)        (12,209,266)       (6,478,852)
Activities       Issuance of minority interest in consolidated subsidiary                   0          99,509,000                 0
                 Purchase of debt                                                 (22,527,860)        (46,521,683)       (3,235,250)
                 Proceeds of debt                                                  50,000,000                   0                 0
                 Cost of treasury stock                                           (39,728,564)         (7,464,583)      (12,537,575)
                                                                                -------------       -------------     -------------
                     Net cash (used) provided by financing activities             (25,608,725)         34,169,038       (21,762,350)
                                                                                -------------       -------------     -------------

                 Net change in cash                                                 9,839,597           1,339,395         4,099,933
                 Cash, beginning of period                                          6,277,876           4,938,481           838,548
                                                                                -------------       -------------     -------------
                 Cash, end of period                                            $  16,117,473       $   6,277,876     $   4,938,481
                                                                                =============       =============     =============

                 Supplemental disclosure of cash flow information
                   Non cash investing and financing activities:
                     Fair value of assets acquired                              $           0       $           0     $ 161,130,734
                     Liabilities assumed                                                    0                   0        28,496,767
                                                                                =============       =============     =============
                     Stock issued in merger with TREX                           $           0       $           0     $ 132,633,967
                                                                                =============       =============     =============

        The accompanying notes are an integral part of these statements.

PXRE                                Notes to Consolidated Financial Statements
Corporation                         Years Ended December 31, 1998, 1997 and 1996
--------------------------------------------------------------------------------

1. Significant Accounting Policies

      Basis of Presentation and Consolidation

            The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP") in the United States. These statements reflect the consolidated operations of PXRE Corporation and its subsidiaries (collectively referred to as "PXRE"), PXRE Reinsurance Company ("PXRE Reinsurance"), PXRE Trading Corporation, Cat Fund L.P., PXRE Capital Trust I, PXRE Ltd., PXRE Managing Agency Limited and PXRE Direct Underwriting Managers, Inc. The U.K. operations of PXRE Ltd. and PXRE Managing Agency Limited are included in the consolidated results on a one quarter lag period beginning in June 1997. In addition, following the merger of PXRE and Transnational Re Corporation ("TREX") as described further in Note 2, the consolidated operations include Transnational Insurance Company ("Transnational Insurance"), formerly Transnational Reinsurance Company, and TREX Trading Corporation since December 11, 1996. During the period from January 1, 1996 to December 11, 1996, PXRE owned approximately 21% of TREX, which in turn owned 100% of Transnational Insurance, and accounted for this investment under the equity method. Following the merger, Transnational Insurance became a wholly-owned subsidiary of PXRE Reinsurance. All material transactions between the consolidated companies have been eliminated in preparing these consolidated financial statements.

            Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

            Certain reclassifications have been made for 1997 and 1996 to conform to the 1998 presentation.

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

      Deferred Acquisition Costs

            Acquisition costs consist of commission and brokerage expenses incurred in connection with contract issuance, net of acquisition costs ceded. These costs are deferred and amortized over the period in which the related premiums are earned. Deferred acquisition costs are reviewed to determine that they do not exceed recoverable amounts, after considering investment income.

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

      Investments

            Fixed maturity investments and unaffiliated equity securities are considered available-for-sale and are reported at fair value. Unrealized gains and losses, as a result of temporary changes in fair value during the period such investments are held, are reflected net of income taxes in stockholders' equity. Unrealized losses which are deemed other than temporary are charged to operations. Short-term investments, which have an original maturity of one year or less, are carried at amortized cost which approximates fair value. Short-term investments also includes a limited partnership that invests primarily in Treasury securities and provides for fund withdrawals upon 30 days notice; this partnership is reported under the equity method. Other invested assets include investments in limited partnerships reported under the equity method, which includes the cost of the investment and subsequent proportional share of the partnership earnings. Realized gains or losses on disposition of investments are determined on the basis of specific identification. The amortization of premiums and accretion of discount for fixed maturity investments is computed utilizing the interest method. The effective yield under the interest method is adjusted for anticipated prepayments. PXRE invests in certain weather indexed contracts. Such investments are carried at estimated fair value and such adjustments to estimated fair value are included in realized gains and losses.

      Fair Value of Financial Instruments

            Fair values of certain assets and liabilities are based on published market values, if available, or estimates based upon fair values of similar issues. Fair values are reported in Notes 5 and 6.

      Accounting for Derivative Instruments and Hedging Activities

            In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain instruments embedded in other contracts. It requires that all derivatives be recognized as either assets or liabilities in the balance sheet and measured at fair value. Gains or losses from changes in the derivative values are to be accounted for based on how the derivative was used and whether it qualifies for hedge accounting.

            The statement is effective for all fiscal periods beginning after June 15, 1999. PXRE is currently assessing the effect of adopting this statement. It is not expected, however, that the adoption of this statement will have a material effect on PXRE's financial position or results of operations.

      Debt Issuance Costs

            Debt issuance costs associated with the issuance of $100 million 8.85% Capital Trust Pass-through Securities `sm' (TRUPS `sm') and the issuance of a note under a $50 million Credit Agreement are being amortized over the term of the related outstanding debt on a constant yield basis.

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

      The effect of the translation adjustments for the U.K. operations will be recorded as a cumulative translation adjustment in a separate component of stockholders' equity, net of applicable deferred income taxes; the translation adjustment at December 31, 1998 and 1997 was not material.

            Federal Income Taxes

      Deferred tax assets and liabilities reflect the expected future tax consequences of temporary differences between carrying amounts and the tax bases of PXRE's assets and liabilities.

      Comprehensive Income

            During 1998, PXRE adopted SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and presentation of comprehensive income and its components. Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income consists of the change in the net unrealized appreciation or depreciation of investments, net of tax, and the change in foreign currency translation adjustments, net of tax.

      Earnings Per Share

            Effective December 31, 1997, PXRE adopted SFAS No. 128, Earnings Per Share which requires replacing primary earnings per share with basic earnings per share disclosure and fully diluted earnings per share with diluted earnings per share disclosure. Basic earnings per share are determined by dividing net earnings (after deducting cumulative preferred stock dividends) by the weighted average number of common shares outstanding. On a diluted basis both net earnings and shares outstanding are adjusted to reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity, unless the effect of the assumed conversion is anti-dilutive. SFAS No. 128 requires restatement of all prior period earnings per share data presented.

      Stock-Based Compensation

            PXRE accounts for its stock options in accordance with the provisions of Accounting Principles Board Opinion No. 25 ("APB").

      Segments of an Enterprise and Related Information

            Effective December 31, 1998, PXRE adopted SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. This statement requires that companies report certain information about their operating segments, including information about the products and services from which the revenues are derived, the geographic areas of operation, and information about major customers. The statement defines operating segments based on internal management reporting and management's method of allocating resources and assessing performance.

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

            The net income of TREX included in PXRE's consolidated results of operations from the date of acquisition amounted to $1,253,000 in 1996. On the basis of unaudited pro forma consolidation of the results of operations as if the acquisition had taken place at the beginning of 1996, consolidated net revenues would have been $153,410,000 for 1996. Consolidated unaudited pro forma net income and diluted net income per share would have been $49,161,000 and $3.42 in 1996. Such unaudited pro forma amounts are not necessarily indicative of what the actual consolidated results of net income might have been if the merger had been effective at the beginning of 1996.

            Under the Management Agreement between TREX, Transnational Insurance and PXRE Reinsurance, Transnational Insurance paid PXRE Reinsurance an annual basic management fee equal to 5% of Transnational Insurance's gross written premiums. TREX was also required to reimburse PXRE for all expenses directly attributable to it. This agreement terminated upon the acquisition. Included in management fee income in 1996 was $2,512,000 earned from Transnational Insurance.

3. Business, Risks and Other Matters

            PXRE, through its wholly-owned subsidiaries PXRE Reinsurance and Transnational Insurance provides treaty and facultative reinsurance to primary insurers and reinsurers on commercial and personal property and short tail casualty risks, as well as marine and aerospace risks. Its London-based managing agency oversees the operations of PXRE's underwriting syndicate at Lloyd's-PG Butler Syndicate 1224, which commenced operations in 1997, extending PXRE's underwriting opportunities in these property and other similar short-tail lines of business. PXRE's excess and surplus lines operation specializes in short-tail non-standard and excess property insurance risks in Transnational Insurance commencing in 1998.

            PXRE solicits its treaty and facultative reinsurance business primarily from the worldwide reinsurance brokerage market and to a lesser extent directly from primary companies, committing and withholding its underwriting capacity and altering its mix of business to focus on business where management believes that above average underwriting results can be achieved. To supplement its underwriting capacity and generate management fee income, PXRE manages business for other insurers and reinsurers through retrocessional agreements and management agreements.

4. Underwriting Programs

            Premiums written and earned for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                             1998             1997             1996
                                             ----             ----             ----
Premiums written
----------------
Assumed                                 $ 133,143,629    $ 126,231,727    $ 114,347,965
Direct                                      3,071,559                0                0
                                        -------------    -------------    -------------
Gross premiums written                    136,215,188      126,231,727      114,347,965
                                        -------------    -------------    -------------
Ceded:  Managed business participants     (21,542,915)     (16,533,918)     (21,237,657)
        Catastrophe coverage              (25,978,462)      (9,642,815)      (5,427,393)
        TREX management agreement                   0                0      (19,965,317)
                                        -------------    -------------    -------------
Total reinsurance premiums ceded          (47,521,377)     (26,176,733)     (46,630,367)
                                        -------------    -------------    -------------
Net premiums written                    $  88,693,811    $ 100,054,994    $  67,717,598
                                        =============    =============    =============

                                             1998             1997             1996
                                             ----             ----             ----
Premiums earned
---------------
Assumed                                 $ 133,010,858    $ 119,609,970    $ 120,727,383
Direct                                        424,822                0                0
Ceded                                     (41,049,354)     (28,194,730)     (47,931,929)
                                        -------------    -------------    -------------
Net premiums earned                     $  92,386,326    $  91,415,240    $  72,795,454
                                        =============    =============    =============

            Substantially all premiums written were assumed through reinsurance brokers or intermediaries. In 1998, 1997 and 1996, three, three and two reinsurance intermediaries, respectively, individually accounted for more than 10% of gross premiums written, and collectively accounted for approximately 47%, 55% and 36% of gross premiums written, respectively.

            Under the terms of the management agreement described in Note 2, PXRE retroceded $19,965,000 of premiums written to Transnational Insurance in 1996. As discussed earlier in Note 2, the agreement was terminated upon acquisition of TREX by PXRE.

            Included in ceded premiums written to managed business participants is $10,565,000, $3,023,000 and $2,641,000 of premiums ceded to a reinsurer whose Board of Directors includes PXRE's Chief Executive Officer. Net assets due from the reinsurer at December 31, 1998 is $6,259,000 which is secured by a trust agreement.

            PXRE also purchases catastrophe retrocessional coverage for its own protection, depending on market conditions. In the event that retrocessionaires are unable to meet their contractual obligations, PXRE would be liable for such defaulted amounts.

            The components of reinsurance recoverable as stated in the December 31, 1998 and 1997 consolidated balance sheets are as follows:

                                                          1998           1997
                                                          ----           ----
Losses and loss expense liabilities                   $33,350,054    $12,733,457
Loss payments                                           7,910,603      1,508,821
                                                      -----------    -----------
                                                      $41,260,657    $14,242,278
                                                      ===========    ===========

            The components of losses and loss expenses incurred as shown in the December 31, 1998, 1997 and 1996 consolidated statements of income are as follows:

                                1998                1997                1996
                                ----                ----                ----
Assumed                    $ 94,093,389        $ 14,622,683        $ 37,837,120
Ceded                       (36,299,763)         (2,131,359)        (19,273,512)
                           ------------        ------------        ------------
Net                        $ 57,793,626        $ 12,491,324        $ 18,563,608
                           ============        ============        ============

            Activity in the losses and loss expense liability for the years ended December 31, 1998, 1997 and 1996 is summarized as follows:

                                          1998           1997            1996
                                          ----           ----            ----
Net balance January 1                $ 44,455,998   $ 55,309,304    $ 44,424,388
   Plus reinsurance recoverables       12,733,456     15,668,145      28,294,526
                                     ------------   ------------    ------------
Gross balance at January 1             57,189,454     70,977,449      72,718,914
                                     ------------   ------------    ------------

Gross reserves of TREX at date of
  Acquisition                                   0              0       9,588,507

Incurred related to:
   Current year                        94,002,959     19,343,536      27,327,387
   Prior years                             90,430     (4,720,853)     10,509,733
                                     ------------   ------------    ------------
   Total incurred                      94,093,389     14,622,683      37,837,120
                                     ------------   ------------    ------------
Paid related to:
   Current year                        19,582,174      4,703,497       6,468,736
   Prior years                         29,108,275     23,707,181      42,698,356
                                     ------------   ------------    ------------
   Total paid                          48,690,449     28,410,678      49,167,092
                                     ------------   ------------    ------------

Gross balance at December 31         $102,592,394   $ 57,189,454    $ 70,977,449
                                     ============   ============    ============

            As a result of changes in estimates of insured events in prior years, the provision for losses and loss expenses experienced savings of $532,000 on a net basis in 1998. The loss ratio was favorably affected by a decrease to reserves of $3,917,000 in 1997. The loss ratio for 1996 was unfavorably affected by an increase to reserves of $3,249,000 net for prior-year losses and loss expenses.

5.  Investments

            The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value of investments in fixed maturities and equity securities as of December 31, 1998 and 1997 are shown below:

                                                                      Gross              Gross             Estimated
                                               Amortized            Unrealized        Unrealized             Fair
                                                  Cost                Gains             Losses               Value
                                                  ----                -----             ------               -----
1998
----
United States government securities           $113,029,756        $  1,771,592        $    159,367        $114,641,981
Foreign government securities                   43,815,569             242,591           5,286,056          38,772,104
United States government agency
  Mortgage-backed securities                     1,087,492              17,031                   0           1,104,523
Other mortgage-backed securities                43,174,814           1,271,787             181,569          44,265,032
Obligations of states and political
  subdivisions                                  97,469,857           4,467,662              27,311         101,910,208
Public utilities and industrial and
  miscellaneous securities                      10,080,619                   0           1,297,392           8,783,227
                                              ------------        ------------        ------------        ------------
     Total fixed maturities                   $308,658,107        $  7,770,663        $  6,951,695        $309,477,075
                                              ============        ============        ============        ============

Equity securities                             $ 41,146,001        $  3,661,597        $  3,833,315        $ 40,974,283
                                              ============        ============        ============        ============

                                                                      Gross              Gross             Estimated
                                               Amortized            Unrealized        Unrealized             Fair
                                                  Cost                Gains             Losses               Value
                                                  ----                -----             ------               -----
1997
----
United States government securities           $165,575,920        $  1,921,776        $     49,670        $167,448,026
Foreign government securities                   28,112,102           1,238,962             258,908          29,092,156
United States government agency
  mortgage and asset-backed
   securities                                   24,095,423             716,453           1,205,225          23,606,651
Other mortgage and asset-backed
  securities                                    72,199,621           1,203,520              43,839          73,359,302
Obligations of states and political
  subdivisions                                 104,000,786           3,487,315              32,925         107,455,176
Public utilities and industrial and
  miscellaneous securities                       5,160,680              83,662             256,242           4,988,100
                                              ------------        ------------        ------------        ------------
     Total fixed maturities                   $399,144,532        $  8,651,688        $  1,846,809        $405,949,411
                                              ============        ============        ============        ============

Equity securities                             $ 21,049,420        $  1,162,275        $  2,462,818        $ 19,748,877
                                              ============        ============        ============        ============

Included in other comprehensive income in 1998 is $3,166,753 of net unrealized depreciation on investments which includes $7,028,942 of unrealized net losses arising during the year less $3,862,189 of reclassification adjustments for net losses, included in net income.

      Proceeds, gross realized gains, and gross realized losses from sales of fixed maturity investments before maturity date or securities that prepay and from sales of equity securities were as follows:

                                     1998             1997            1996
                                     ----             ----            ----
Proceeds from Sale
------------------
   Fixed maturities             $ 234,195,041    $ 281,200,500    $  54,359,191
                                =============    =============    =============
   Equity securities            $   3,871,056    $   3,883,703    $   1,532,961
                                =============    =============    =============
Gross Gains
-----------
   Fixed maturities             $   4,298,138    $   3,443,425    $     540,687
   Equity securities                1,046,699          807,238           85,711
   Other                            2,346,612                0                0
                                -------------    -------------    -------------
                                    7,691,449        4,250,663          626,398
Gross Losses
------------
   Fixed maturities               (10,615,978)      (1,621,134)        (532,240)
   Equity Securities                  (23,056)               0                0
   Other                             (914,604)        (162,191)               0
                                -------------    -------------    -------------
                                  (11,553,638)      (1,783,325)        (532,240)

Net realized (losses) gains     $  (3,862,189)   $   2,467,338    $      94,158
                                =============    =============    =============

            Included in gross losses on fixed maturities for 1998 is a realized loss on the permanent writedown of a bond in technical default in the amount of $6,600,000.

            The components of net investment income were as follows:

                                        1998             1997            1996
                                        ----             ----            ----
Fixed maturity investments         $ 22,654,993     $ 25,835,051    $ 15,642,139
Equity securities                       579,718          180,956          42,062
Short-term investments                2,044,876        5,646,704       1,744,703
Other invested assets                (4,933,361)         442,504               0
                                   ------------     ------------    ------------
                                     20,346,226       32,105,215      17,428,904
Less investment expenses                734,337          914,590         646,533
                                   ------------     ------------    ------------
Net investment income              $ 19,611,889     $ 31,190,625    $ 16,782,371
                                   ============     ============    ============

      Investment expenses primarily represent fees paid to Phoenix Investment Partners, Limited (formerly Phoenix Duff & Phelps Corporation), a public majority-owned subsidiary of Phoenix Home Life Mutual Insurance Company which owned 5.17%, 4.6% and 4.6% of the outstanding common stock of PXRE at December 31, 1998, 1997 and 1996 respectively.

     Investment Maturity Distributions
     ---------------------------------

         The amortized cost and estimated fair value of fixed maturity investments at December 31, 1998 by contractual maturity date is shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                               Estimated
                                        Amortized      %         Fair        %
                                          Cost         -         Value       -
                                          ----                   -----
Maturity
--------

One year or less                      $ 16,710,895     5.4   $ 16,777,875    5.4
Over 1 through 5 years                 121,627,390    39.4    122,885,427   39.7
Over 5 through 10 years                 65,076,435    21.1     66,121,508   21.4
Over 10 through 20 years                27,777,056     9.0     25,453,984    8.2
Over 20 years                           33,204,025    10.8     32,868,726   10.6
                                      ------------   -----   ------------  -----
                                       264,395,801    85.7    264,107,520   85.3
United States government agency and
  other mortgage-backed securities      44,262,306    14.3     45,369,555   14.7
                                      ------------   -----   ------------  -----
     Total                            $308,658,107   100.0   $309,477,075  100.0
                                      ============   =====   ============  =====

            In addition to fixed maturities, PXRE held $58,862,983 and $52,905,819 of short-term investments at December 31, 1998 and 1997, respectively, comprised principally of high-grade commercial paper, U.S. Treasury bills and other investments with original maturities of one year or less. PXRE also held $65,164,000 and $42,857,000 of other invested assets at December 31, 1998 and 1997, respectively, comprised of investments in various limited partnerships accounted for under the equity method, as follows:

                                                        1998                              1997
                                                        ----                              ----
                                                 $            Ownership %           $         Ownership %
                                                 -            ------------          -         -----------
Mariner Select LP                            26,652,967          51.62%         8,156,105        23.04%
MS Commodity Investment Portfolio II, LP     10,421,528          21.69%        24,019,966        15.40%
Other                                        28,089,086                        10,681,270
                                             ----------                        ----------
    Total                                    65,163,581                        42,857,341
                                             ==========                        ==========

            Total assets of Mariner Select L.P. amounted to $51,809,576 and $35,579,876 at December 31, 1998 and 1997.

      Restricted Assets
      -----------------

            Under the terms of certain reinsurance agreements, irrevocable letters of credit in the amount of $480,000 were issued at December 31, 1998, in respect of reported loss reserves and unearned premiums. Investments with a par value of $4,000,000 have been pledged as collateral with issuing banks. In addition, securities with a par value of $11,926,000 at December 31, 1998 were on deposit with various state insurance departments in order to comply with insurance laws.

            PXRE, in connection with the startup of PXRE Ltd.'s Syndicate No. 1224, has placed on deposit $46,287,000 par value of United States government securities and municipal securities as collateral for Lloyd's of London. In addition, PXRE issued a letter of credit for the benefit of Lloyd's of London in the amount of $15,355,000. The letter of credit is collateralized by municipal bonds of approximately $17,835,000. All invested assets of Syndicate 1224 amounting to $21,698,000 at December 31, 1998 are restricted from being paid as a dividend for two to three years.

            PXRE has $24.0 million in commitments for funding certain investments in certain limited partnerships of which $6.3 million has been funded at December 31, 1998.

6. Notes Payable and Credit Arrangements

            In January 1997, PXRE issued $100,000,000 of 8.85% TRUPS. The fair value of the TRUPS is $99,086,425 and $105,194,000 at December 31, 1998 and 1997, respectively. Interest is payable on the TRUPS semi-annually. The notes are redeemable on or after February 1, 2007 at the option of PXRE, initially at 104.180% declining to 100.418% at February 1, 2016, and 100% thereafter.

            On August 15, 1998, PXRE redeemed the remaining balance of $20,414,000 of its 9.75% Senior Notes due August 15, 2003 at a premium of 103.656%. In connection with the redemption of the Senior Notes, PXRE recorded an extraordinary charge of $843,000, net of tax reflecting the write-off of the remaining unamortized debt issuance costs and related redemption premium.

            Interest paid, including the minority interest in consolidated subsidiary, was $11,687,000, $8,707,000, and $6,469,000 for 1998, 1997 and 1996,
respectively.

            On December 30, 1998 PXRE entered into a Credit Agreement with First Union National Bank ("First Union") to arrange and syndicate for PXRE a revolving credit facility of up to $75 million. At December 31, 1998, $50 million of the total $75 million was underwritten and committed to by First Union. Under the Credit Agreement, the additional $25 million of the revolving credit facility was to be made available through First Union's best efforts syndication of the loan to other financial institutions. Borrowings under this Credit Agreement bear interest at the First Union's base rate or at a margin over the financial institutions' LIBOR rate for periods of 30, 60, 90, or 180 days for LIBOR loans. The interest rate as of December 31, 1998 was 7.75%. In addition, the Credit Agreement requires PXRE and certain subsidiaries, where applicable, to maintain certain financial ratios including minimum fixed charge coverage, maximum consolidated debt to total capitalization, minimum Statutory Capital and Surplus, and minimum risk based capital ratios. Commitments under this Credit Agreement terminate on March 31, 2005 and are subject to annual reductions of 13 1/3% commencing March 31, 2000 and 33 1/3% on March 31, 2005. At December 31, 1998, $50 million was outstanding under this agreement. The Credit Agreement requires that PXRE pay a commitment fee of 25 basis points on the unused portion of the loan.

            PXRE entered into an interest rate swap agreement with First Union that locks in the interest rate on the $50 million portion of the loan to 5.34% plus a 0.875% credit margin (subject to adjustment in syndication) or 6.215%. The swap agreement coincides with the maturity of the Credit Agreement. The fair value of the loan and the interest rate swap agreement at December 31, 1998 is approximately $50,084,000.

7. Income Taxes

            The components of the (benefit) provision for income taxes for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                         1998            1997           1996
                                         ----            ----           ----
Current
  Federal                            $  3,321,000    $ 18,014,000   $ 14,310,000
  State and local                          21,000         515,000        319,000
  Foreign                                       0         706,000        539,000
                                     ------------    ------------   ------------
                                        3,342,000      19,235,000     15,168,000
Deferred federal                       (2,396,000)      2,963,000        476,000
Deferred foreign                       (2,152,000)              0              0
                                     ------------    ------------   ------------
Income tax (benefit) provision
  before extraordinary loss            (1,206,000)     22,198,000     15,644,000

Income tax benefit from
  extraordinary loss                      454,000       1,493,000              0
                                     ------------    ------------   ------------
Income tax (benefit) provision       $ (1,660,000)   $ 20,705,000   $ 15,644,000
                                     ============    ============   ============

Income taxes paid                    $ 10,900,000    $ 23,460,000   $ 15,730,000
                                     ============    ============   ============

            The income tax (benefit) provision for each of the years presented differs from the amounts determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income as a result of the following:

                                           1998            1997            1996
                                           ----            ----            ----
Income taxes at statutory rates        $    357,000    $ 22,735,000    $ 15,767,000
Tax-exempt interest income               (1,231,000)     (1,284,000)        (48,000)
Foreign tax provision                    (2,152,000)        706,000       1,022,000
Foreign tax credit                        2,152,000        (706,000)     (1,105,000)
Amortization of negative goodwill          (753,000)       (753,000)              0
Other, net                                  (33,000)          7,000           8,000
                                       ------------    ------------    ------------
Total income tax (benefit) provision   $ (1,660,000)   $ 20,705,000    $ 15,644,000
                                       ============    ============    ============

            The significant components of the net deferred tax (benefit) provision for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                          1998           1997           1996
                                          ----           ----           ----
Discounted reserves and unearned
  premiums                            $  (540,000)   $   127,000    $   607,000
Deferred acquisition costs               (360,000)       537,000       (213,000)
Deferred compensation and benefits        194,000        740,000        (75,000)
Credit carryforwards                   (2,412,000)       384,000       (110,000)
Investment and unrealized foreign
  exchange                             (1,652,000)     1,180,000        246,000
Other, net                                222,000         (5,000)        21,000
                                      -----------    -----------    -----------
 Total deferred tax (benefit)
  provision                           $(4,548,000)   $ 2,963,000    $   476,000
                                      ===========    ===========    ===========

            The significant components of the net deferred income tax asset (liability) are as follows:

Deferred tax asset:                                    1998             1997
                                                       ----             ----
  Discounted reserves and unearned
     premiums                                      $ 3,116,000      $ 2,576,000
  Deferred compensation and benefits                   500,000          694,000
  Credit carryforwards                               3,434,000        1,022,000
  Other, net                                           154,000          293,000
                                                   -----------      -----------
  Total deferred income tax asset                    7,204,000        4,585,000
                                                   -----------      -----------

Deferred income tax liability:
   Deferred acquisition costs                         (678,000)      (1,038,000)
   Tax effect of net unrealized
     appreciation on investments                      (236,000)      (1,940,000)
   Investments and unrealized foreign
     exchange                                         (621,000)      (2,273,000)
   Other, net                                         (195,000)        (113,000)
                                                   -----------      -----------
   Total deferred income tax liability              (1,730,000)      (5,364,000)
                                                   -----------      -----------
Net deferred income tax asset (liability)          $ 5,474,000      $  (779,000)
                                                   ===========      ===========

8. Stockholders' Equity and Dividend Restrictions

      Stockholders' Equity
      --------------------

            Authorized and issued common stock (1 cent par value) of PXRE consisted of 40,000,000 and 14,938,262 shares as of December 31, 1998 and 40,000,000 and 14,806,347 as of December 31, 1997, respectively.

            In addition, at December 31, 1998, there were 500,000 shares of serial preferred stock (1 cent par value) authorized and none outstanding. The Board of Directors is authorized to determine the terms of each series of preferred stock, which may be issued.

      Dividend Restrictions
      ---------------------

            The Insurance Department of the State of Connecticut, in which PXRE Reinsurance is domiciled, recognizes as net income and surplus (stockholders' equity) those amounts determined in conformity with statutory accounting practices ("SAP") prescribed or permitted by the department, which differ in certain respects from GAAP. The amount of statutory capital and surplus at December 31 and statutory net income of PXRE Reinsurance for the years then ended, as filed with insurance regulatory authorities are as follows:

                                          1998           1997           1996
                                          ----           ----           ----
PXRE Reinsurance

  Statutory capital and surplus       $447,229,000   $451,321,000   $400,133,000
                                      ------------   ------------   ------------
  Statutory net income                $  4,835,000   $ 57,388,000   $ 51,177,000
                                      ------------   ------------   ------------

            PXRE Reinsurance is subject to state regulatory restrictions, which limit the maximum amount of annual dividends or other distributions, including loans or cash advances, available to stockholders without prior approval of the Insurance Commissioner of the State of Connecticut.

            As of December 31, 1998, the maximum amount of dividends and other distributions which may be made by PXRE Reinsurance during 1999 without prior approval is limited to approximately $44,722,900. Accordingly, the remaining amount of its capital and surplus is considered restricted. Under the terms of the Credit Agreement, dividends to PXRE stockholders in any year are limited as described in Note 6.

9. Earnings Per Share

            A reconciliation of income before extraordinary item and shares, which affect basic and diluted earnings per share, is as follows:

                                                           1998          1997          1996
                                                           ----          ----          ----
Income available to common stockholders:

Income before extraordinary loss                       $ 3,521,821   $47,027,150   $33,301,275
Extraordinary loss                                         843,000     2,773,690             0
                                                       -----------   -----------   -----------
Net income available to stockholders                   $ 2,678,821   $44,253,460   $33,301,275
                                                       ===========   ===========   ===========

Weighted average shares of common stock
   outstanding:
Weighted average common shares
   outstanding (basic)                                  13,339,479    13,775,844     8,921,886
Equivalent shares of stock options                          62,218        70,770        63,677
Equivalent shares of restricted stock                       50,034        46,146        34,092
                                                       -----------   -----------   -----------
Weighted average common equivalent shares
   (diluted)                                            13,451,731    13,892,760     9,019,655
                                                       ===========   ===========   ===========
Per share amounts:
Basic
-----
Income before extraordinary loss                       $       .26   $      3.41   $      3.73
Net income                                             $       .20   $      3.21   $      3.73

Diluted
-------
Income before extraordinary loss                       $       .26   $      3.39   $      3.69
Net income                                             $       .20   $      3.19   $      3.69

10. Employee Benefits

      Benefit Plans
      -------------

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

            The net pension expenses for the company-sponsored plans included the following components at December 31, based on a January 1 valuation date (the latest actuarial estimate):

                                             1998          1997          1996
                                             ----          ----          ----
Components of net periodic cost
Service cost                              $ 308,916     $ 265,216     $ 254,748
Interest cost                               247,025       220,404       194,999
Expected return on
  assets                                    (29,802)       (9,680)       (1,099)
Amortization of prior
  service costs                              94,147        94,996        94,996
Recognized net
  actuarial costs                             8,734          (401)       17,694
                                          ---------     ---------     ---------
Net periodic benefit
  costs                                   $ 629,020     $ 570,535     $ 561,338
                                          =========     =========     =========

            The following table sets forth the funded status of the plans and amounts recognized in the consolidated balance sheets:

                                                     1998              1997
                                                     ----              ----
Reconciliation of benefit obligation
------------------------------------
Benefit obligation
  January 1                                      $ 3,784,732       $ 2,918,028
Service cost                                         308,916           265,216
Interest cost                                        247,025           220,404
Amendments                                                 0               625
Actuarial gain/(loss)                                (43,342)          380,459
                                                 -----------       -----------
Benefit obligation
  December 31                                    $ 4,297,331       $ 3,784,732
                                                 ===========       ===========
Reconciliation of plan assets
-----------------------------
Fair value of plan
  assets as of January 1                         $   315,222       $    26,076
Return on plan assets                                 33,459             7,989
Employer contributions                               104,837           281,157
                                                 -----------       -----------
Fair value of plan
  assets December 31                             $   453,518       $   315,222
                                                 ===========       ===========

Reconciliation of funded status
-------------------------------
Funded status                                    $(3,843,813)      $(3,469,510)
Unrecognized prior
  service cost                                     1,167,346         1,261,493
Unrecognized net
  gain/(loss)                                        486,680           542,413
                                                 -----------       -----------
Prepaid benefit/(cost)                           $(2,189,787)      $(1,665,604)
                                                 ===========       ===========
Weighted average assumptions as
-------------------------------
of December 31,
---------------
Discount rate                                           6.75%             7.00%
Expected return on
  plan assets                                           8.00%             8.00%
Rate of compensation
  increase                                              4.50%             5.00%

            The overseas Brussels and London operations cover employees under a defined contribution type plan. The provision for such plans is $246,000, $131,000 and $0 for 1998, 1997 and 1996 respectively.

      Employee Stock Purchase Plan
      ----------------------------

            PXRE maintains an Employee Stock Purchase Plan under which it has reserved 26,405 shares of its common stock for issuance to PXRE personnel. The price per share is the lesser of 85% of the fair market value at either the date granted or the date exercised.

11. Stock Options and Grants

            PXRE adopted in 1988, a plan which provides for the grant of incentive stock options and non-qualified stock options to officers and key employees. Options granted under the 1988 Stock Option Plan have a term of 10 years and become exercisable in four equal annual installments. The exercise price for options granted pursuant to the plan must be equal to or exceed the fair market value of the common stock on the date the option is granted. At December 31, 1998, 321,646 options had been exercised under the 1988 Stock Option Plan. In 1992, the Board of Directors resolved to freeze the 1988 Stock Option Plan as of December 31, 1992, so that no further options could be granted thereafter under this plan.

            In 1992, a Restated Employee Annual Incentive Bonus Plan was approved. Incentive compensation is based in part on return on equity compared to a target return on equity and in part on the discretion of the Restated Bonus Plan Committee. In 1998 and 1997, $1,240,000 and $1,553,000, respectively, was incurred under this plan. In addition, 30% of any bonus granted to certain levels of employees is paid in restricted shares of common stock which vests in 36 months. As of December 31, 1998, 78,495 restricted shares had been granted under this plan.

            In 1992, PXRE adopted a 1992 Officer Incentive Plan that provides for the grant of incentive stock options, non-qualified stock options and awards of shares of common stock subject to certain restrictions. Options granted under the plan have a term of 10 years and generally become exercisable in four equal annual installments commencing one year from the date of grant. The exercise price for the incentive stock options must be equal to or exceed the fair market value of the common stock on the date the option is granted. The exercise price for the non-qualified options may be less than, equal to, or greater than the fair market value of the common stock on the date of grant, but not less than 50% of such fair market value. As of December 31, 1998, 342,848 options and 96,656 shares of restricted stock had been granted under this plan.

            Information regarding the option plans described above is as follows:

                                                  Number          Option Price
                                                 of Shares      Per Share Range
                                                 ---------      ---------------
Outstanding at December 31, 1995                  342,900        $8.00 - $25.00
  Options granted                                  73,748            $24.75
  Options exercised                                36,659        $8.75 - $25.00
  Options canceled                                  6,966       $23.875 - $25.00
                                                  -------
Outstanding at December 31, 1996                  373,023        $8.00 - $25.00
  Options granted                                  82,169            $26.688
  Options exercised                                64,504        $8.00 - $25.00
                                                  -------
Outstanding at December 31, 1997                  390,688
  Options granted                                  91,589       $30.72 - $32.94
  Options exercised                                 4,626       $10.875 - $24.88
  Options canceled                                  4,624       $24.75 - $26.69
                                                  -------
Outstanding at December 31, 1998                  473,024        $8.75 - $32.94
                                                  =======

            Total authorized common stock reserved for grants of stock options and restricted stock under the above plans is 1,164,307 shares. Total shares of 307,417 relate to stock options which are vested and exercisable at December 31, 1998, at exercise prices between $8.75 and $34.46. All options become exercisable upon a change of control of PXRE as defined by the plans.

            In 1995, PXRE adopted a non-employee Director Stock Option Plan, which provides for an annual grant of 1,000 options per director from 1995 to 1996 and 3,000 options per director from 1997 to 2005 inclusive as amended. Options granted under the plan have a term of 10 years from the date of grant and are vested and exercisable in three equal annual installments commencing one year from the date of grant. The exercise price of the options is the fair market value on the date of grant. As of December 31, 1998, 70,000 options were granted and 22,190 were exercisable.

            Beginning January 1, 1998 PXRE allowed its directors to elect to convert their Board of Directors retainer fee to options. At December 31, 1998, 18,448 ten year options were granted at a price of $33.455 which are 100% vested and immediately exercisable.

            As discussed in Note 1, PXRE adopted SFAS No. 123 as of January 1, 1996. As permitted by SFAS No. 123, PXRE has elected to continue to account for its stock option plans under the accounting rules prescribed by APB 25, under which no compensation costs are recognized as an expense. Had compensation costs for the stock options been determined using the fair value method of accounting as recommended by SFAS No. 123, net income and earnings per share for 1998, 1997 and 1996 would have been reduced to the following pro forma amounts:

                                        1998            1997             1996
                                        ----            ----             ----
Net income
  As reported                        $2,678,821     $44,253,460      $33,301,275
  Pro forma                           1,987,264      43,789,779       33,028,582
Basic income per share

  As reported                             $0.20           $3.21            $3.73
  Pro forma                                0.15            3.18             3.70
Diluted income per share

  As reported                             $0.20           $3.19            $3.69
  Pro forma                                0.15            3.15             3.66

            Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. Such options vested in 1998.

            The fair value of each option granted in 1998, 1997 and 1996 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest of 5.07% for 1998, 5.89% for 1997 and 5.94% for 1996; expected lives of 5 years for each of 1998, 1997 and 1996; expected volatility of 24.94% for 1998, 30.70% for 1997 and
36.25% for 1996; and expected dividend yield of 4.01% for 1998, 2.63% for 1997 and 3.03% for 1996.

            A summary of the status of the employee and director stock option plans at December 31, 1998 and 1997 and changes during the years then ended is presented below:

                                                  1998                         1997
                                                  ----                         ----
                                                         Weighted                     Weighted
                                                         --------                     --------
                                                          Average                     Average
                                                          -------                     -------
                                            Shares     Exercise Price   Shares     Exercise Price
                                            ------     --------------   ------     --------------
Options outstanding at beginning of year    433,688        20.49        389,023        19.04
Options granted                             137,037        32.42        109,169        27.05
Options exercised                             4,626        20.25         64,504        12.17
Options canceled                              4,624        25.46              0            0
                                            -------                     -------
Options outstanding at end of year          561,475        24.58        433,688        20.49
                                            -------                     -------
Options exercisable at end of year          307,417        21.19        217,960        18.65
                                            -------                     -------
Weighted average fair value per
  share of options granted                                  7.50                        9.92

            Options outstanding at December 31, 1998 included 86,674 options with exercise prices ranging from $8.75 to $11.50 per share and a weighted average remaining contractual life of 2.31 years and 474,801 options with exercise prices ranging from $23.25 to $33.455 per share and a weighted average remaining contractual life of 6.47 years. Options exercisable at December 31, 1998 included 86,674 options with a weighted average remaining contractual life of 2.31 years and 220,743 options with a weighted average remaining contractual life of 5.20 years.

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

                                    1998           %           1997            %            1996           %
                                    ----           -           ----            -            ----           -
Gross premiums written:
  Domestic                       $ 26,521,000      19       $ 33,982,000        27       $ 32,594,000      29
  International                   109,694,000      81         92,250,000        73         81,754,000      71
                                 ------------     ---       ------------       ---       ------------     ---
                                 $136,215,000     100       $126,232,000       100       $114,348,000     100
                                 ============     ===       ============       ===       ============     ===

            PXRE has offices in the United States, Belgium and beginning in 1997 the United Kingdom. The following table shows net premiums earned, operating profit and the aggregate carrying amount of identifiable assets by operational area:

                                                   U.S.              Foreign
                                               Operations           Operations         Consolidated
                                               ----------           ----------         ------------
1998
----
Net premiums earned                           $ 69,437,869        $ 22,948,457         $ 92,386,326
Consolidated income (loss) before
  income taxes and extraordinary items        $  9,054,992        $ (6,739,248)        $  2,315,744
Identifiable assets                           $548,325,223        $ 84,365,913         $632,691,136

1997
----
Net premiums earned                           $ 77,019,775        $ 14,395,465         $ 91,415,240
Consolidated income (loss) before
  income taxes and extraordinary items        $ 66,358,127        $  2,867,023         $ 69,225,150
Identifiable assets                           $549,350,687        $ 58,821,363         $608,172,050

13. Quarterly Consolidated Results of Operations (Unaudited)

            The following are unaudited quarterly results of operations on a consolidated basis for the years ended December 31, 1998 and 1997. Quarterly results necessarily rely heavily on estimates. This and certain other factors, such as catastrophic losses, call for caution in drawing specific conclusions from quarterly results. Due to changes in the number of average shares outstanding, quarterly earnings per share may not add to the total for the year.

            The common stock price ranges are bid quotations as reported by the New York Stock Exchange.

                                                               Three Months Ended
                                                               ------------------
                                              March 31      June 30      September 30    December 31
                                              --------      -------      ------------    -----------
1998
----
Net premiums written                        $28,357,000   $15,368,000   $ 24,001,000    $ 20,968,000
                                            ===========   ===========   ============    ============
Revenues:
  Net premiums earned                       $19,713,968   $21,378,386   $ 27,644,965    $ 23,649,007
  Net investment income                       7,561,058     4,436,722       (851,792)      8,465,901
  Realized investment gains (losses)          1,224,643       427,454      1,328,034      (6,842,320)
  Management fees                               825,681       678,947        (33,227)        700,730
                                            -----------   -----------   ------------    ------------
      Total revenues                         29,325,350    26,921,509     28,087,980      25,973,318
                                            -----------   -----------   ------------    ------------
Losses and expenses:
  Losses and loss expenses incurred           3,570,797     2,951,664     32,936,993      18,334,172
  Commissions and brokerage                   3,992,016     4,288,096      7,376,058       4,906,518
  Other operating expenses                    4,349,853     3,600,868      5,414,708       5,947,996
  Interest expense                              544,280       601,890        248,641               0
  Minority interest in consolidated
    subsidiary                                2,231,884     2,231,923      2,232,051       2,232,005
                                            -----------   -----------   ------------    ------------
      Total expenses                         14,688,830    13,674,441     48,208,451      31,420,691
                                            -----------   -----------   ------------    ------------
Income (loss) before income taxes and
  extraordinary item                         14,636,520    13,247,068    (20,120,471)     (5,447,374)
Income tax provision (benefit)                4,650,000     4,058,000     (7,484,000)     (2,430,077)
                                            -----------   -----------   ------------    ------------
Income (loss) before extraordinary loss       9,986,520     9,189,068    (12,636,471)     (3,017,297)
                                            -----------   -----------   ------------    ------------
Extraordinary loss on debt redemption
  net of income tax benefit                           0             0        843,000               0
                                            -----------   -----------   ------------    ------------
      Net income (loss)                     $ 9,986,520   $ 9,189,068   $(13,479,471)   $ (3,017,297)
                                            -----------   -----------   ------------    ------------
Basic earnings (loss) per common share:
  Income (loss) before extraordinary
     item                                   $      0.73   $      0.67   $      (0.93)   $      (0.24)
  Extraordinary loss                               0.00          0.00           0.06            0.00
                                            -----------   -----------   ------------    ------------
  Net income (loss)                         $      0.73   $      0.67   $      (0.99)   $      (0.24)
                                            ===========   ===========   ============    ============
  Average shares outstanding                 13,744,975    13,650,563     13,596,222      12,691,058
                                            ===========   ===========   ============    ============
Diluted earnings (loss) per common share:
  Income (loss)before extraordinary
     item                                   $      0.72   $      0.67   $      (0.93)   $      (0.24)
  Extraordinary loss                               0.00          0.00           0.06            0.00
                                            -----------   -----------   ------------    ------------
  Net income (loss)                         $      0.72   $      0.67   $      (0.99)   $      (0.24)
                                            ===========   ===========   ============    ============
  Average shares outstanding                 13,862,678    13,722,006     13,596,222      12,691,058
                                            ===========   ===========   ============    ============
Dividends paid per common share             $      0.25   $      0.25   $       0.25    $       0.26
Price Range of Common Stock:
  High                                      $     35.25   $    32.875   $     30.500    $    26.6875
  Low                                       $    29.375   $     29.00   $     25.625    $    20.6250

                                                             Three Months Ended
                                                             ------------------
                                          March 31       June 30   September 30   December 31
                                          --------       -------   ------------   -----------
1997
----
Net premiums written                    $ 36,003,000    $18,838,000   $27,758,000   $17,456,000
                                        ============    ===========   ===========   ===========
Revenues:
  Net premiums earned                   $ 22,299,903    $24,383,433   $20,099,586   $24,632,318
  Net investment income                    8,954,051      7,760,235     8,144,342     6,331,997
  Realized investment (losses) gains        (439,208)       299,607       955,190     1,651,749
  Management fees                            915,296        812,958       726,083       551,320
                                        ------------    -----------   -----------   -----------
      Total revenues                      31,730,042     33,256,233    29,925,201    33,167,384
                                        ------------    -----------   -----------   -----------
Losses and expenses:
  Losses and loss expenses incurred        2,115,805      3,169,267     1,156,652     6,049,600
  Commissions and brokerage                4,696,511      3,439,413     4,153,134     6,848,764
  Other operating expenses                 3,881,875      4,404,873     3,561,247     3,868,155
  Interest expense                         1,562,039        795,132       433,218       534,511
  Minority interest in consolidated
    subsidiary                             1,488,502      2,230,534     2,231,444     2,233,034
                                        ------------    -----------   -----------   -----------
      Total expenses                      13,744,732     14,039,219    11,535,695    19,534,064
                                        ------------    -----------   -----------   -----------
Income before income taxes and
  extraordinary item                      17,985,310     19,217,014    18,389,506    13,633,320
Income tax provision                       5,939,450      6,301,550     6,007,000     3,950,000
                                        ------------    -----------   -----------   -----------
Income before extraordinary loss          12,045,860     12,915,464    12,382,506     9,683,320
                                        ------------    -----------   -----------   -----------
Extraordinary loss on debt redemption
  net of income tax benefit                1,633,200        955,740       184,750             0
                                        ------------    -----------   -----------   -----------
      Net income                        $ 10,412,660    $11,959,724   $12,197,756   $ 9,683,320
                                        ------------    -----------   -----------   -----------
Basic earnings per common share:
  Income before extraordinary item      $       0.86    $      0.94   $      0.90   $      0.71
  Extraordinary loss                            0.12           0.07          0.01          0.00
                                        ------------    -----------   -----------   -----------
  Net income                            $       0.74    $      0.87   $      0.89   $      0.71
                                        ============    ===========   ===========   ===========
  Average shares outstanding              13,926,340     13,808,230    13,727,284    13,734,243
                                        ============    ===========   ===========   ===========
Diluted earnings per common share:
  Income before extraordinary item      $       0.86    $      0.93   $      0.89   $      0.70
  Extraordinary loss                            0.12           0.07          0.01          0.00
                                        ------------    -----------   -----------   -----------
  Net income                            $       0.74    $      0.86   $      0.88   $      0.70
                                        ============    ===========   ===========   ===========
  Average shares outstanding              14,008,651     13,908,221    13,855,874    13,866,724
                                        ============    ===========   ===========   ===========
Dividends paid per common share         $       0.21    $      0.21   $      0.21   $      0.25
Price Range of Common Stock:
  High                                  $     26.875    $    31.438   $    31.688   $     34.00
  Low                                   $      24.50    $     24.75   $     29.50   $    29.563

PARENT COMPANY INFORMATION

PXRE Corporation's summarized financial information (parent company only) is as follows:
                                                                     December 31,
                                                                ---------------------
                                                                1998             1997
                                                                ----             ----
BALANCE SHEET
Assets
  Fixed maturities, at amortized cost                     $          --      $ 16,996,151
  Short-term investments                                      1,012,031         5,126,828
  Equity securities                                           3,069,554         3,023,866
  Other invested assets                                       5,490,561        14,684,287
  Cash                                                          232,157           445,647
  Investment income receivable                                        0           377,245
  Receivable from subsidiaries                                3,384,100         2,020,325
  Income tax recoverable                                     10,402,439         8,494,980
  Deferred income tax benefits                                6,741,946         5,106,561
  Equity in subsidiaries                                    457,193,174       460,780,439
  Other assets                                                7,108,574         7,385,022
                                                          --------------    -------------
     Total assets                                         $ 494,634,536     $ 524,441,351
                                                          =============     =============
Liabilities
  Debt payable                                            $  50,000,000               $ 0
  Note payable                                                        0        27,689,000
  Loan to subsidiary                                          3,416,886                 0
  Excess of fair market value over cost                       2,550,671         5,246,522
  Other liabilities                                           4,774,535         5,304,239
                                                          -------------     -------------
     Total liabilities                                       60,742,092        38,239,761
                                                          -------------     -------------
Minority Interest in Consolidated Subsidiary                 99,516,938        99,513,194
Stockholders' equity                                        334,375,506       386,688,396
                                                          -------------     -------------
     Total liabilities and stockholders' equity           $ 494,634,536     $ 524,441,351
                                                          =============     =============

                                                                       Years ended December 31,
                                                          -----------------------------------------------
                                                             1998                1997             1996
                                                             ----                ----             ----
INCOME STATEMENT
  Investment (loss) income                                $  (1,839,856)    $   2,799,937    $    131,928
  Realized gain on investment                                 1,458,142           433,966               0
  Management fee                                                300,380                 0               0
  Interest expense                                          (11,046,269)      (12,005,863)     (7,063,730)
  Other operating expenses                                      (36,349)          154,757      (1,671,164)
                                                          -------------     -------------    ------------
  Loss before tax benefit                                   (11,163,952)       (8,617,203)     (8,602,966)
  Income tax benefit                                          5,505,896         4,713,952       3,146,456
                                                          -------------     -------------    ------------
                                                             (5,658,056)       (3,903,251)     (5,456,510)
  Equity in earnings of subsidiary                            9,179,877        50,930,401      38,757,785
                                                          -------------     -------------    -----------
  Net income before extraordinary loss                        3,521,821        47,027,150      33,301,275
  Extraordinary loss, net of tax                                843,000         2,773,690               0
                                                          =============     =============    ============
  Net income                                              $   2,678,821     $  44,253,460    $ 33,301,275
                                                          =============     =============    ============
CASH FLOW STATEMENT
Cash from operating activities:
  Net income                                              $   2,678,821     $  44,253,460    $ 33,301,275
  Adjustments to reconcile net income to cash
  provided by operating acitvities:
  Equity in earnings of subsidiaries                         (9,179,877)      (50,930,401)    (38,757,785)
  Cash dividends from subsidiaries                           57,388,000                 0      21,000,000
  Contribution of capital to subsidiaries                   (49,745,731)                0               0
  Receivable from TREX                                                0                 0        (334,422)
  Investment income receivable                                  377,245          (377,245)              0
  Intercompany accounts                                       2,053,111        (2,314,302)      5,421,549
  Deferred income taxes                                      (1,580,912)       (4,165,649)       (741,980)
  Income tax recoverable                                     (1,907,459)       (5,074,049)     (3,218,458)
  Other                                                      (4,716,339)        4,025,593       2,030,968
                                                          -------------     -------------    ------------
  Net cash (used) provided by operating activities           (4,633,141)      (14,582,593)     18,701,147
                                                          -------------     -------------    ------------
Cash flow from investing activities:
  Investment in equity of PXRE Trading Corporation            3,444,305                 0               0
  Net change in short-term investments                        4,114,797        13,372,334         205,160
  Cost of fixed maturity investments                                  0       (32,981,953)              0
  Cost of equity securities                                     (45,688)       (3,023,866)              0
  Fixed maturity investments matured/disposed                18,482,376        16,428,816               0
  Net change in other invested assets                         9,193,726       (14,684,287)              0
                                                          -------------     -------------    ------------
  Net cash provided (used) by investing activities           35,189,516       (20,888,956)        205,160
                                                          -------------     -------------    ------------
Cash flow from financing activities:
  Proceeds from issuance of common stock                        233,032           855,570         489,327
  Cash dividends paid to common stockholders                (13,585,333)      (12,209,262)     (6,478,852)
  Repurchase of debt                                        (27,689,000)      (45,221,683)              0
  Proceeds from issuance of debt                             50,000,000                 0               0
  Cost of treasury stock                                    (39,728,564)       (7,464,583)    (12,537,575)
  Issuance of minority interest in consolidated subsidiary            0        99,509,000               0
                                                          -------------     -------------    ------------
  Net cash (used) provided by financing activities          (30,769,865)       35,469,042     (18,527,100)
                                                          -------------     -------------    ------------
Net change in cash                                             (213,490)           (2,507)        379,207
Cash, beginning of period                                       445,647           448,154          68,947
                                                          -------------     -------------    ------------
Cash, end of period                                       $     232,157     $     445,647    $    448,154
                                                          =============     =============    ============

                                                                                                                   Schedule III

                        PXRE CORPORATION AND SUBSIDIARIES
                       SUPPLEMENTARY INSURANCE INFORMATION

        Column A     Column B        Column C        Column D      Column E          Column F        Column G        Column H
        --------     --------        --------        --------      --------          --------        --------        --------
                                      Future
                                      policy
                                     benefits,                       Other
                                      losses,                        policy                                          Benefits,
        Segment-     Deferred        claims and                    claims and                                         claims,
        property      policy            loss          Unearned      benefits                            Net          losses and
          and       acquisition       expenses        premiums      payable           Premium        investment      settlement
        casualty       cost           (caption        (caption      (caption          revenue         income         expenses
       insurance    (caption 7)       13-a-1)          13-a-2)      13-a-3)         (caption 1)     (caption 2)     (caption 4)
       ---------    -----------       -------          -------      -------         -----------     -----------     -----------
1998                $ 4,123,000    $ 102,592,000   $ 20,541,000    $        0      $ 92,386,000    $ 19,612,000    $ 57,794,000
1997                  2,966,000       57,189,000     18,485,000             0        91,415,000      31,191,000      12,491,000
1996                  1,449,000       70,977,000     11,042,000             0        72,796,000      16,782,000      18,564,000


         Column I        Column J      Column K
         --------        --------      --------
         Amortiza-
          tion of
          deferred
           policy          Other
        acquisition      operating      Premiums
           costs          expense       written
           -----          -------       -------
1998   $ 20,563,000    $ 19,313,000   $ 88,694,000
1997     19,138,000      15,716,000    100,055,000
1996     12,874,000      12,262,000     67,718,000


                                                                                                                    Schedule VI

                        PXRE CORPORATION AND SUBSIDIARIES
                      SUPPLEMENTARY INFORMATION CONCERNING
                     PROPERTY-CASUALTY INSURANCE OPERATIONS

        Column A     Column B         Column C       Column D         Column E        Column F         Column G
        --------     --------         --------       --------         --------        --------         --------
                                    Reserves for
                                       unpaid
                       Deferred        claims        Discount,
      Affiliation       policy       and claim        if any                                             Net
          with        acquisition    adjustment     deducted in       Unearned         Earned         investment
       registrant        costs        expenses       Column C         premiums        premiums          income
       ----------        -----        --------       --------         --------        --------          ------
1998  Consolidated    $ 4,123,000   $ 102,592,000   $         0     $ 20,541,000    $ 92,386,000     $ 19,612,000
1997    Property        2,966,000      57,189,000             0       18,485,000      91,415,000       31,191,000
1996    Casualty        1,449,000      70,977,000             0       11,042,000      72,796,000       16,782,000


                 Column H                 Column I         Column J         Column K
                 --------                 --------         --------         --------
             Claims and Claim             Amortiza-
            adjustment expenses            tion of           Paid
            incurred related to            deferred         claims
            (1)             (2)             policy         and claim
          Current          Prior           acquisi-        adjustment        Premiums
            year           years          tion costs        expenses         written
            ----           -----          ----------        --------         -------
1998   $ 58,326,000      $ (532,000)    $ 20,563,000     $ 33,007,000     $ 88,694,000
1997     16,408,000      (3,917,000)      19,138,000       23,379,000      100,055,000
1996     15,315,000       3,249,000       12,874,000       28,753,000       67,718,000

                        REPORT OF INDEPENDENT ACCOUNTANTS

                      ON THE FINANCIAL STATEMENT SCHEDULES

To the Board of Directors
  of PXRE Corporation

Our audits of the consolidated financial statements referred to in our report dated February 11, 1999 appearing on page F-1 of PXRE Corporation's Annual Report on Form 10-K for the year ended December 31, 1998, also included an audit of the Financial Statement Schedules listed in Item 14(a) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICEWATERHOUSECOOPERS LLP

New York, New York
February 11, 1999


                       CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statements on Form S-8/S-3 (Nos. 33-35521 and 33-63768) and Forms S-8 (Nos. 33-82908, 333-4897, 333-31817, 333-31819 and
333-31821) of PXRE Corporation of our report dated February 11, 1999 appearing on page F-1 of this Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedules, which appears above.

PRICEWATERHOUSECOOPERS LLP

New York, New York
March 25, 1999

                          STATEMENT OF DIFFERENCES
                          ------------------------

The British pound sterling sign shall be expressed as .....................  'L'
The service mark symbol shall be expressed as ............................. 'sm'