Form 10-Q
period 1999-03-31
PXRE CORP
filed 1999-05-14
CIK 799721

-------------------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                ----------------


                                    FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ________________ TO _____________

                        COMMISSION FILE NUMBER 001-12595

                                PXRE CORPORATION
                        (FORMERLY PHOENIX RE CORPORATION)
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                                06-1183996
    (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)



            399 THORNALL STREET
             EDISON, NEW JERSEY                          08837
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)            (ZIP CODE)


                                 (732) 906-8100
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                             ________    _______

         As of May 10, 1999, 11,708,280 shares of common stock, $.01 par value per share, of the Registrant were outstanding.

-------------------------------------------------------------------------------

                                PXRE CORPORATION

                                      INDEX

PART I.  FINANCIAL INFORMATION

     Consolidated Balance Sheets at March 31, 1999
        and December 31, 1998                                             3


     Consolidated Statements of Operations and Comprehensive Income
        for the three months ended March 31, 1999 and 1998                4


     Consolidated Statements of Stockholders' Equity for the three
        months ended March 31, 1999 and 1998                              5

     Consolidated Statements of Cash Flow for the three months
        ended March 31, 1999 and 1998                                     6


     Notes to Consolidated Interim Financial Statements                   7


     Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                        11

PART II.  OTHER INFORMATION                                              27


PXRE                  CONSOLIDATED BALANCE SHEETS
CORPORATION           (Unaudited)
--------------------------------------------------------------------------------



                                                                                                  March 31,        December 31,
                                                                                                    1999               1998
                                                                                                    ----               ----

Assets                Investments:
                        Fixed maturities, available-for-sale, at fair value (amortized
                          cost $312,911,000 and $308,658,000, respectively)                      $ 312,613,107      $ 309,477,075
                        Equity securities, at fair value (cost $30,351,000 and $41,146,000)         25,760,502         40,974,283
                        Short-term investments                                                      75,391,291         58,861,983
                        Other invested assets, at equity (cost $59,790,000 and $66,588,000)         59,400,453         65,163,581
                                                                                               ----------------   ----------------
                            Total investments                                                      473,165,353        474,476,922
                      Cash                                                                           7,745,718         16,117,473
                      Accrued investment income                                                      5,436,305          5,330,419
                      Receivables:
                        Unreported premiums                                                         29,755,005         18,440,954
                        Balances due from intermediaries and brokers                                14,094,612         14,631,140
                        Other receivables                                                           40,979,730         21,293,256
                      Reinsurance recoverable                                                       33,683,333         41,260,657
                      Ceded unearned premiums                                                       19,779,830          8,231,130
                      Deferred acquisition costs                                                     7,328,632          4,122,603
                      Income tax recoverable                                                        12,870,891         19,569,364
                      Other assets                                                                  12,122,149          9,217,218
                                                                                               ----------------   ----------------
                            Total assets                                                         $ 656,961,558      $ 632,691,136
                                                                                               ================   ================

Liabilities           Losses and loss expenses                                                    $ 91,407,891      $ 102,592,394
                      Unearned premiums                                                             47,086,831         20,541,326
                      Debt payable                                                                  50,000,000         50,000,000
                      Other liabilities                                                             57,305,577         25,664,972
                                                                                               ----------------   ----------------
                            Total liabilities                                                      245,800,299        198,798,692
                                                                                               ----------------   ----------------

                      Minority interest in consolidated subsidiary:
                          Company-obligated mandatorily redeemable capital trust
                          pass-through securities of subsidiary trust holding solely a
                          company-guaranteed related subordinated debt                              99,517,964         99,516,938

Stockholders'         Serial preferred stock, $.01 par value -- 500,000 shares authorized;
Equity                  0 shares issued and outstanding                                                      0                  0
                      Common stock, $.01 par value -- 40,000,000 shares authorized;
                        15,131,454 and 14,938,262 shares issued, respectively                          151,314            149,382
                      Additional paid-in capital                                                   262,909,165        259,147,554
                      Accumulated other comprehensive income:
                        Net unrealized (depreciation) appreciation on investments, net of
                          deferred income tax (benefit) expense of $(1,702,000) and $3,400          (3,429,703)             6,253
                      Retained earnings                                                            133,917,715        139,842,939
                      Treasury stock at cost (3,303,274 and 2,614,498 shares)                      (75,326,133)       (61,420,025)
                      Restricted stock at cost (340,662 and 167,832 shares)                         (6,579,063)        (3,350,597)
                                                                                               ----------------   ----------------
                            Total stockholders' equity                                             311,643,295        334,375,506
                                                                                               ----------------   ----------------
                            Total liabilities and stockholders' equity                           $ 656,961,558      $ 632,691,136
                                                                                               ================   ================


                      The accompanying notes are an integral part of these statements.


PXRE             CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
CORPORATION      (Unaudited)
-------------------------------------------------------------------------------



                                                                                      Three Months Ended
                                                                                           March 31,

                                                                                    1999               1998
                                                                                    ----               ----

Revenues            Net premiums earned                                           $ 23,830,950       $ 19,713,968
                    Net investment income                                            7,200,592          7,561,058
                    Net realized investment (losses) gains                          (2,576,011)         1,224,643
                    Management fees                                                    896,616            825,681
                                                                               ----------------  -----------------
                                                                                    29,352,147         29,325,350
                                                                               ----------------  -----------------

Losses and          Losses and loss expenses incurred                               18,898,062          3,570,797
Expenses            Commissions and brokerage                                        6,406,928          3,992,016
                    Other operating expenses                                         6,237,793          4,349,853
                    Interest expense                                                   831,285            544,280
                    Minority interest in consolidated subsidiary                     2,108,441          2,231,884
                                                                               ----------------  -----------------
                                                                                    34,482,509         14,688,830
                                                                               ----------------  -----------------

                    (Loss) income before income taxes                               (5,130,362)        14,636,520
                    Income tax benefit (provision)                                   2,368,000         (4,650,000)
                                                                               ----------------  -----------------
                    Net (loss) income                                             $ (2,762,362)       $ 9,986,520
                                                                               ================  =================

Comprehensive       Other comprehensive (loss) income, net of tax:
Income              Net unrealized (depreciation) appreciation on investments       (3,435,956)           351,022
                                                                               ----------------  -----------------
                    Comprehensive (loss) income                                   $ (6,198,318)      $ 10,337,542
                                                                               ================  =================

Per Share           Basic:
                         Net (loss) income                                             $ (0.23)            $ 0.73
                                                                               ================  =================
                         Average shares outstanding                                 11,889,636         13,744,975
                                                                               ================  =================

                    Diluted:
                         Net (loss) income                                             $ (0.23)            $ 0.72
                                                                               ================  =================
                         Average shares outstanding                                 11,889,636         13,862,678
                                                                               ================  =================



                    The accompanying notes are an integral part of these statements.



PXRE                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
CORPORATION          (Unaudited)
--------------------------------------------------------------------------------


                                                                                               Three Months Ended
                                                                                                    March 31,
                                                                                          1999                  1998
                                                                                          ----                  ----

Common Stock:          Balance at beginning of period                                       $ 149,382             $ 148,063
                       Issuance of shares                                                       1,932                   390
                                                                                    ------------------   -------------------
                           Balance at end of period                                         $ 151,314             $ 148,453
                                                                                    ==================   ===================

Additional             Balance at beginning of period                                   $ 259,147,554         $ 255,060,792
Paid-in Capital:       Issuance of common shares                                            3,901,077             1,257,989
                       Other                                                                 (139,466)                3,702
                                                                                    ------------------   -------------------
                           Balance at end of period                                     $ 262,909,165         $ 256,322,483
                                                                                    ==================   ===================

Accumulated
Other                  Balance at beginning of period                                         $ 6,253           $ 3,173,006
Comprehensive          Change in fair value for the period                                 (3,435,956)              351,022
Income:                                                                             ------------------   -------------------
                           Balance at end of period                                      $ (3,429,703)          $ 3,524,028
                                                                                    ==================   ===================

Retained               Balance at beginning of period                                   $ 139,842,939         $ 150,749,451
Earnings:              Net income                                                          (2,762,362)            9,986,520
                       Dividends paid to common stockholders                               (3,162,862)           (3,449,618)
                                                                                    ------------------   --------------------
                           Balance at end of period                                     $ 133,917,715         $ 157,286,353
                                                                                    ==================   ===================

Treasury Stock:        Balance at beginning of period                                   $ (61,420,025)        $ (21,660,108)
                       Repurchase of common stock                                         (13,906,108)             (193,125)
                       Other                                                                        0               (31,353)
                                                                                    ------------------   -------------------
                           Balance at end of period                                     $ (75,326,133)        $ (21,884,586)
                                                                                    ==================   ===================

Restricted Stock:      Balance at beginning of period                                    $ (3,350,597)           $ (782,808)
                       Issuance of restricted stock                                        (3,750,094)           (1,191,240)
                       Amortization of restricted stock                                       521,628               215,986
                       Other                                                                        -                31,353
                                                                                   -------------------   -------------------
                           Balance at end of period                                      $ (6,579,063)         $ (1,726,709)
                                                                                    ==================   ===================

Total                  Balance at beginning of period                                   $ 334,375,506         $ 386,688,396
Stockholders'          Issuance of common shares                                            3,903,009             1,258,379
Equity:                Repurchase of common stock                                         (13,906,108)             (193,125)
                       Restricted stock, net                                               (3,228,466)             (975,254)
                       Unrealized (depreciation) appreciation on
                         investments net of deferred income tax                            (3,435,956)              351,022
                       Net income                                                          (2,762,362)            9,986,520
                       Dividends                                                           (3,162,862)           (3,449,618)
                       Other                                                                 (139,466)                3,702
                                                                                    ------------------   -------------------
                           Balance at end of period                                     $ 311,643,295         $ 393,670,022
                                                                                    ==================   ===================


         The accompanying notes are an integral part of these statements.

PXRE                  CONSOLIDATED STATEMENTS OF CASH FLOW
CORPORATION           (Unaudited)
--------------------------------------------------------------------------------



                                                                                              Three Months Ended
                                                                                                   March 31,

                                                                                            1999               1998
                                                                                            ----               ----

Cash Flow             Net income                                                          $ (2,762,362)       $ 9,986,520
from Operating        Adjustments to reconcile net income to net cash
Activities              provided by operating activities:
                           Losses and loss expenses                                        (11,184,503)        (6,789,427)
                           Unearned premiums                                                14,996,805          8,692,991
                           Deferred acquisition costs                                       (3,206,029)          (931,304)
                           Receivables                                                     (31,892,979)       (15,831,027)
                           Reinsurance balances payable                                      6,242,372          8,865,258
                           Reinsurance recoverable                                           7,577,324            360,631
                      Income tax recoverable                                                 7,895,000          5,687,878
                      Other                                                                  9,736,582         (6,133,781)
                                                                                      -----------------  -----------------
                            Net cash (used) provided by operating activities                (2,597,790)         3,907,739
                                                                                      -----------------  -----------------



Cash Flow             Cost of fixed maturity investments                                   (43,314,511)       (46,714,849)
from Investing        Fixed maturity investments matured/disposed                           37,505,132         70,507,154
Activities            Payable for securities                                                10,800,088                  0
                      Cost of equity securities                                             (5,904,399)        (2,048,242)
                      Equity securities disposed                                            20,695,859             79,990
                      Net change in short-term investments                                 (15,358,055)       (15,092,921)
                      Other invested assets purchased                                       (4,304,740)        (3,882,758)
                      Other invested assets disposed                                        11,022,716                  0
                                                                                      -----------------  -----------------
                            Net cash provided by investing activities                       11,142,090          2,848,374
                                                                                      -----------------  -----------------



Cash Flow             Proceeds from issuance of common stock                                   152,915             67,139
from Financing        Cash dividends paid to common stockholders                            (3,162,862)        (3,449,618)
Activities            Cost of treasury stock                                               (13,906,108)          (193,125)
                                                                                      -----------------  -----------------
                             Net cash used by financing activities                         (16,916,055)        (3,575,604)
                                                                                      -----------------  -----------------

                      Net change in cash                                                    (8,371,755)         3,180,509
                      Cash, beginning of period                                             16,117,473          6,277,876
                                                                                      -----------------  -----------------
                      Cash, end of period                                                  $ 7,745,718        $ 9,458,385
                                                                                      =================  =================



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

        The interim consolidated financial statements are unaudited; however, in the opinion of management, the foregoing consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. These interim statements should be read in conjunction with the 1998 audited consolidated financial statements and related notes. The preparation of interim consolidated financial statements relies significantly upon estimates. Use of such estimates, and the seasonal nature of a portion of the reinsurance business, necessitates caution in drawing specific conclusions from interim results.

        Certain amounts in 1998 were reclassified to be consistent with the 1999 presentation.

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

PXRE         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
CORPORATION
--------------------------------------------------------------------------------


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

PXRE         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
CORPORATION
--------------------------------------------------------------------------------


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

     DEBT ISSUANCE COSTS

        Debt issuance costs associated with the issuance of $100 million 8.85% Capital Trust Pass-through Securities 'sm' (TRUPS 'sm') and the issuance of a note under a $50 million Credit Agreement are being amortized over the term of the related outstanding debt on a constant yield basis.

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

        The effect of the translation adjustments for the U.K. operations will be recorded as a cumulative translation adjustment in a separate component of stockholders' equity, net of applicable deferred income taxes; the translation adjustment at March 31, 1999 was not material.

     FEDERAL INCOME TAXES

        Deferred tax assets and liabilities reflect the expected future tax consequences of temporary differences between carrying amounts and the tax bases of PXRE's assets and liabilities.

PXRE         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
CORPORATION
--------------------------------------------------------------------------------


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

PXRE                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CORPORATION                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

GENERAL

               PXRE Corporation ("PXRE") is a Delaware holding company, with national and international underwriting and service operations, which conducts its business primarily through its principal operating subsidiaries, PXRE Reinsurance Company ("PXRE Reinsurance"), PXRE Managing Agency Limited ("PXRE Managing Agency"), PXRE Limited, the sole member of PG Butler Syndicate 1224 ("PXRE Lloyd's Syndicate") and Transnational Insurance Company ("Transnational Insurance"). The term "PXRE" as used herein, refers to one or more of PXRE Reinsurance, PXRE Managing Agency, PXRE Lloyd's Syndicate and Transnational Insurance in discussions of these entities' businesses and refers to PXRE Corporation in all other circumstances.

        The property and casualty reinsurance industry has been experiencing an extended period of soft market conditions. Competition has increased in recent years as a result of the ability of companies to raise additional capital and the use of both traditional and non-traditional reinsurance products. The level of excess capital has also been aided by favorable financial markets and the lower than normal number of major catastrophe losses in recent years. Consolidation has been, and continues to be, another dominant trend in the reinsurance industry. Companies are now larger, offer significantly more capacity to ceding companies and have greater access to capital through capital markets or their parent organizations. Further, Lloyd's of London ("Lloyd's") has rebounded from a period of uncertainty and is now aggressively competitive. The result is an oversupply of capacity in the industry.

        Despite soft market conditions, PXRE has taken advantage of both the availability of capital in the financial markets and new opportunities in the business. PXRE has raised additional capital for its reinsurance operations to increase its capacity to underwrite risks and to position PXRE to take advantage of market opportunities. Since its formation more than a decade ago, PXRE has specialized in property reinsurance, including a strong focus on catastrophe-related products. Although catastrophe-related coverages experienced substantial improvements in pricing and other terms in 1993 to 1994 following high levels of catastrophic loss activity experienced by the worldwide insurance industry, coverage terms have been deteriorating since the beginning of 1995. In response, PXRE has moved to layers of risk that are less affected by competitive pressures and has reduced commitments on marginally priced business. Meanwhile, PXRE has taken a number of initiatives to enable it to write new business, and position itself for renewed growth during the current soft market. In late 1996, PXRE completed the organization of PXRE Managing Agency and PXRE Lloyd's Syndicate, thereby establishing a direct presence in the Lloyd's market and accessing specialty types of insurance and reinsurance on a worldwide basis. Underwriting premium volume and loss experience related to the business of PXRE Lloyd's Syndicate is included in PXRE's consolidated results on a quarter lag basis, commencing in the quarter ended June 30, 1997. In addition, in the first quarter of 1998 Transnational Insurance (formerly Transnational Reinsurance Company), PXRE's newly established excess and surplus lines carrier, commenced operations, specializing in non-standard and excess property insurance risks. In

PXRE                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CORPORATION                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


mid-1998, PXRE added teams of direct writing reinsurance professionals to establish a direct writing reinsurance unit and international reinsurance executives both to complement PXRE's existing brokerage-based reinsurance operations and to provide excess of loss short tail casualty products for casualty markets, primarily commencing with January 1999 renewals. PXRE has not previously had a significant presence in any casualty markets. These steps are expected over time to reduce the financial statement volatility associated with PXRE's catastrophe coverages which are expected to fall below 50% of gross premiums written in 1999. Also in 1998, PXRE further strengthened its Lloyd's unit with additional professionals and that unit is now expanding into the provision of services to start-up syndicates and captives at Lloyd's.

        At March 31, 1999, PXRE was a party to retrocessional arrangements with a number of insurers and reinsurers. Under these arrangements, PXRE cedes some of its underwritten risks to the participants, subject to maximum aggregate liabilities per reinsurance program. PXRE receives a management fee or commission, initially based on premium volume, adjusted in some cases through contingent profit commissions related to underwriting results measured over a period of years. Future management fee income is dependent upon the amount of business ceded to the participants and the profitability of that business. Another arrangement with Select Reinsurance Ltd. ("Select Re"), a Bermuda reinsurer, formerly Investors Reinsurance Ltd., was renegotiated in 1998, and involves a five-year (commencing 1998) fee based undertaking to produce and underwrite business with Select Re. The Board of Directors of Select Re includes PXRE's Chief Executive Officer.

        PXRE also purchases catastrophe retrocessional coverage for its own protection, depending on market conditions. PXRE has significantly increased its purchases of such coverage in 1998 and 1999 in light of the continued general deterioration in catastrophe reinsurance pricing and the opportunity to buy protection at more favorable terms than in recent years.

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

        In addition, the potential for uncertainty for the 1999 underwriting year is greater than in past years because of the increased casualty exposures assumed by PXRE. Unlike property losses that tend to be reported more promptly and usually are settled within a shorter time period, casualty losses are frequently slower to be reported and may be determined only through the lengthy, unpredictable process of litigation. Moreover, given its recent expansion of casualty business, PXRE does not have an established historical loss pattern that can be used to establish casualty loss liabilities. PXRE must therefore rely on the inherently less reliable historical loss patterns reported by ceding companies and industry loss standards in calculating its liabilities.

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

        Premiums on reinsurance business assumed are recorded as earned on a pro rata basis over the contract period based upon estimated subject premiums. Management must estimate the subject premiums associated with the treaties in order to determine the level of earned premiums for a reporting period. Such estimates are based on information from brokers, which can be subject to change as new information becomes available. Because of the inherent uncertainty in this process, there is the risk that premiums and related receivable balances may turn out to be higher or lower than reported.

PXRE                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CORPORATION                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


        PXRE's invested assets consist primarily of fixed maturities and short-term investments, but also include equities and investments in limited partnerships, real estate investment trusts ("REITS"), emerging market debt and other high yield bonds. PXRE's investments are subject to market-wide risks and fluctuations, as well as to risk inherent in particular securities. Additionally, the estimated fair value of PXRE's investments does not necessarily represent the amount which could be realized upon future sale particularly if PXRE were required to liquidate a substantial portion of its portfolio to fund catastrophic losses. PXRE's investment guidelines stress conservation of principal, diversification of risk and liquidity.

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

PXRE                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CORPORATION                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


COMPARISON OF FIRST QUARTER RESULTS FOR
1999 WITH 1998


                                                      Three Months Ended March 31,
                                               --------------------------------------------
                                                                                Increase
                                                   1999            1998        (Decrease)
                                                   ----            ----        ----------
                                                          (000's)                  %

GROSS PREMIUMS WRITTEN                           $ 62,208        $ 40,638          53.0%

CEDED PREMIUMS:
  Managed business participants                     7,540           6,140          22.8
  Catastrophe coverage                             15,840           6,141         157.9
                                                   ------      ----------
     Total reinsurance premiums ceded              23,380          12,281          90.4
                                                   ------       ---------

NET PREMIUMS WRITTEN                             $ 38,828        $ 28,357          36.9
                                                 ========        ========


        Gross premiums written for the three months ended March 31, 1999, increased 53.0% to $62,208,000 from $40,638,000 for the corresponding period of 1998. Net premiums written for the first quarter of 1999, increased 36.9% to $38,828,000 from $28,357,000 for the corresponding period of 1998. Net premiums earned for the first quarter of 1999, increased 20.9% to $23,831,000 from $19,714,000 for the comparable period of 1998. Gross written, net written and net earned premium for the three months ended March 31, 1999 increased from prior-year levels reflecting new business written by PXRE's new teams of underwriters and by PXRE Lloyd's Syndicate. PXRE's decision to buy additional retrocessional coverage reduced the level of increase in net written and net earned premium. Underwriting results related to PXRE Lloyd's Syndicate is included in the consolidated results on a one quarter lag basis.

        Catastrophe written premiums ceded increased in part due to additional coverage associated with new operations and in part due to opportunistic purchases of catastrophe protection. PXRE's property business is protected by a series of retrocessional agreements which currently provide protection principally against unusual severity of loss and are not designed to protect PXRE's exposure to smaller more frequent loss occurrences.

        Premiums ceded by PXRE to its managed business participants increased 22.8% to $7,540,000 for the first quarter of 1999 compared with $6,140,000 for the corresponding period of 1998. The increase in premiums ceded to these programs was due primarily to increased amounts of premiums written by PXRE.

        Management fee income from all sources for the three months ended March 31, 1999 increased to $897,000 from $826,000 for the corresponding period of 1998, reflecting an increase of premiums ceded to managed business participants offset, in part, by a decrease in profit commissions.

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

        The loss ratio was 79.3% for the first quarter of 1999 compared with 18.1% for the comparable period of 1998. The loss ratio for the first quarter of 1999 is largely due to Hurricanes Georges and Mitch, some development on other 1998 loss events, continued frequency of 1999 loss events as well as higher average loss ratios related to new business from recent diversification efforts. The loss ratio for the first quarter of 1999 reflected incurred catastrophe losses of $13,024,000 gross and $7,870,000 net for 1999 and prior accident years. PXRE did not experience any significant catastrophic losses for the first quarter of 1998.

        Significant catastrophe and risk losses affecting the three months ended March 31, 1999 loss ratio are as follows:


                                                     Amount of Losses
                                               ------------------------------
                                                   Gross             Net
                                                   -----             ---
Loss Event                                                (000's)
----------
Hurricane Georges                                  $8,536          $5,649
Hurricane Mitch                                     2,072           1,482
One Risk Loss                                       2,145           1,242
Colombian Earthquake                                1,943            918


        The provision for losses and loss expenses and the loss ratio includes the effect of foreign exchange movements on PXRE's liability for losses and loss expenses. This resulted in a foreign currency exchange gain of $459,000 for the three months ended March 31, 1999 compared to a loss of $28,000 for the corresponding period of 1998.

        During the first quarter of 1999, PXRE experienced adverse development of $9,196,000 net for prior-year loss and loss expenses primarily related to Hurricanes Georges and Mitch. The loss ratio for the comparable period of 1998 experienced a deficiency of $744,000 net for prior-year loss and loss expenses primarily related to the German, Poland and Czech floods.

PXRE                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CORPORATION                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


        The underwriting expense ratio was 49.4% for the first quarter of 1999 compared with 38.1% for the comparable period of 1998. The expense ratio reflects higher commissions from new business as well as an increase in salary and benefits incurred in building the diversified business. The commission and brokerage ratio was 23.2% in the first quarter of 1999 compared with 16.1% in the prior year period. The operating expense ratio was 26.2% in the first quarter of 1999 compared with 22.0% in the year earlier period. As a result of the above, the combined ratio was 128.7% for the first quarter of 1999 compared with 56.2% for the corresponding period of 1998.

        Other operating expenses increased to $6,238,000 for the three months ended March 31, 1999 from $4,350,000 in the comparable period of 1998. The primary reason for the increase in operating expenses was the increase in salary and benefits. Included in other operating expenses were foreign currency exchange losses of $465,000 for the three months ended March 31, 1999 compared to losses of $74,000 for the corresponding period of 1998.

        During the first quarter of 1999 interest expense increased to $831,000 as compared to $544,000 in the corresponding period of 1998. The increase in interest expense relates to the interest on a loan of $50 million principal balance at a rate of 6.215%. This is part of PXRE's new Credit Agreement with First Union National Bank (as described below under "Liquidity and Capital Resources"). Interest in the first quarter of 1998 reflected $21.4 million of PXRE's 9.75% Senior Debt which was retired in August, 1998. In addition, in the first quarter of 1999, PXRE incurred minority interest expense amounting to $2,108,000 related to the $100 million of 8.85% Capital Trust Pass-through Securities 'sm' (TRUPS 'sm') (as described below under "Liquidity and Capital Resources") compared to $2,232,000 in the similar quarter of 1998.

        Net investment income for the three months ended March 31, 1999 decreased 4.8% to $7,201,000 from $7,561,000 for the comparable period of 1998. The decrease in net investment income was caused by a decrease in average investment in bonds, following treasury stock repurchases of $35,416,000 in the last half of 1998 and the repurchase of the remaining portion of 9.75% Senior Debt in August 1998. In addition, payments on catastrophe losses in the fourth quarter of 1998 and first quarter of 1999, lower yields on such bond investments, partially offset by increased income from PXRE's limited partnership investments, also contributed to the decline in net investment income. PXRE's pre-tax annualized investment yield was 6.6% for the first quarter of 1999 compared with 6.4% for the corresponding period in 1998, both calculated using amortized cost and investment income before investment expenses.

        Net realized investment losses for the first quarter of 1999 were $2,576,000 compared to gains of $1,225,000 for the corresponding period of 1998. The loss reflects a $5,173,000 loss on weather contracts offset in part by $2,597,000 in net capital gains on securities sales.

        The net effects of foreign currency exchange fluctuations were losses of $6,000 in the first

PXRE                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CORPORATION                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


quarter of 1999 and losses of $102,000 for the comparable quarter of 1998. See "Liquidity and Capital Resources."

        For the reasons discussed above, net loss was $2,762,000 for the three months ended March 31, 1999 compared to net income of $9,987,000 for the comparable period of 1998. Diluted loss per common share was $0.23 for the first quarter of 1999 compared to income of $0.72 for the prior comparable period, based on average shares outstanding of approximately 11,890,000 in 1999 and 13,863,000 in the corresponding period of 1998.

LIQUIDITY AND CAPITAL RESOURCES

        PXRE relies primarily on cash dividends and net tax allocation payments from its subsidiaries PXRE Reinsurance and Transnational Insurance to pay its operating expenses and income taxes, to meet its debt service obligations and to pay dividends to PXRE stockholders. The payment of dividends by PXRE Reinsurance to PXRE and by Transnational Insurance to PXRE Reinsurance is subject to limits imposed under the insurance laws and regulations of Connecticut, the state of incorporation and domicile of PXRE Reinsurance and Transnational Insurance, as well as certain restrictions arising in connection with PXRE indebtedness discussed below. Under the Connecticut insurance law, the maximum amount of dividends or other distributions that PXRE Reinsurance may declare or pay to PXRE, and that Transnational Insurance may declare or pay to PXRE Reinsurance, within any twelve-month period, without regulatory approval, is limited to the lesser of (a) earned surplus or (b) the greater of 10% of policyholders' surplus at December 31 of the preceding year or 100% of net income for the twelve-month period ending December 31 of the preceding year, all determined in accordance with SAP. Accordingly, the Connecticut insurance laws could limit the amount of dividends available for distribution by PXRE Reinsurance or Transnational Insurance without prior regulatory approval, depending upon a variety of factors outside the control of PXRE, including the frequency and severity of catastrophe and other loss events and changes in the reinsurance market, in the insurance regulatory environment and in general economic conditions. The maximum amount of dividends or distributions that PXRE Reinsurance may declare and pay during 1999, without regulatory approval, is $44,722,900. The maximum amount of dividends or distributions that Transnational Insurance may declare and pay to PXRE Reinsurance during 1999, without regulatory approval, is $2,901,000. During the first quarter of 1999, $12,000,000 was paid by PXRE Reinsurance to PXRE and authorization was obtained from the Connecticut Insurance Department to pay a dividend of $10,000,000 by Transnational Insurance to PXRE Reinsurance which was paid in the first quarter of 1999.

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

        In December 1998 PXRE entered into a Credit Agreement dated as of December 30, 1998 (the "Credit Agreement") with First Union National Bank ("First Union") as Agent and as a Lender, pursuant to which First Union and additional Lenders which may become parties thereto agree to make available to PXRE a revolving credit facility. As at March 31, 1999, PXRE had outstanding borrowings under the Credit Agreement of $50,000,000, the net proceeds of which were contributed to the capital of PXRE Reinsurance. Loans under the Credit Agreement bear interest at an annual rate equal to First Union's base rate, as in effect from time to time, for base rate loans or at a margin (.875% as of March 31, 1999) over First Union's Eurodollar rate for periods of 30, 60, 90 or 180 days for LIBOR loans. In connection with the Credit Agreement, PXRE and First Union entered into an interest rate swap which, effective December 31,1998, has the intended effect of converting such $50,000,000 borrowings by PXRE into a fixed rate borrowing at an annual interest rate of 6.215%. Commitments under the Credit Agreement terminate on March 31, 2005 and are subject to annual reductions of 13 1/3% commencing March 31, 2000 and 33 1/3% on March 31, 2005, and, unless due or paid sooner, the aggregate principal of the loans are due and payable in full on March 31, 2005.

        The Credit Agreement contains covenants which, among other things, limit the ability of PXRE and its subsidiaries (including PXRE Reinsurance, Transnational Insurance and PXRE Limited): (a) to incur additional Indebtedness (other than certain permitted Indebtedness); (b) to create Liens upon their properties or assets (other than Permitted Liens); (c) to sell, transfer or otherwise dispose of their assets, business or properties (other than certain permitted dispositions); (d) to make additional Investments (other than certain permitted Investments, including Permitted Acquisitions and other Investments in compliance with, among other things, applicable law and the limitations set forth in the investment policy of PXRE Reinsurance in effect on December 30, 1998 and not exceeding specified limits); (e) to pay dividends or repurchase stock if after giving effect thereto a Default or Event of Default exists or the Fixed Charge Coverage Ratio would be less than 1.5 to 1.0 as defined in the Credit Agreement; (f) to enter into certain transactions with Affiliates; (g) to engage in any business other than (1) the businesses engaged in on December 30, 1998 and businesses and activities reasonably related thereto or (2) in the case of any Insurance Subsidiary, the sale of any property and casualty insurance or reinsurance products; (h) to enter into or remain a party to certain ceded reinsurance agreements (1) with certain reinsurers that are neither rated "A-" or better by A.M. Best Company ("A.M. Best") nor have financial strength ratings of "A-" or better by Standard & Poor's Corporation ("S&P") or Moody's Investors Service Inc. ("Moody's") unless such reinsurers are Lloyd's syndicates and Lloyd's maintains a rating of "A-" or better by A.M. Best or S&P or such reinsurers have

PXRE                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CORPORATION                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


provided appropriate collateral in respect of their obligations, or (2) which constitute Surplus Relief Agreements and which increase Combined Statutory Capital and Surplus by more than 5% as of the most recent fiscal year end; or
(i) to consolidate, merge or otherwise combine (or agree to do any of the foregoing) unless, among other things, (1) PXRE is the surviving entity in such merger or consolidation, (2) such merger or consolidation constitutes a Permitted Acquisition and the conditions and requirements of the Credit Agreement are complied with and (3) immediately thereafter no Default or Event of Default exists. The Credit Agreement also requires PXRE and PXRE Reinsurance where applicable to meet Leverage Ratio, Fixed Charge Coverage Ratio, Risk-Based Capital Ratio and Combined Statutory Surplus requirements. As at March 31, 1999 there was no default under the Credit Agreement.

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

        On January 29, 1997, PXRE Capital Trust I, a Delaware statutory business trust and a wholly-owned subsidiary of PXRE ("PXRE Capital Trust") issued $100,000,000 principal amount of its 8.85% TRUPS 'sm' due February 1, 2027 in an institutional private placement. Proceeds from the sale of these securities were used to purchase PXRE's 8.85% Junior Subordinated Deferrable Interest Debentures due February 1, 2027 (the "Subordinated Debt Securities"). On April 23, 1997, PXRE and PXRE Capital Trust completed the registration with the Securities and Exchange Commission of an exchange offer for these securities and the securities were exchanged for substantially similar securities (the "Capital Securities"). Distributions on the Capital Securities (and interest on the related Subordinated Debt Securities) are payable semi-annually, in arrears, on February 1 and August 1 of each year, commencing August 1, 1997. Minority interest expense, including amortization of debt offering costs, for the three months ended March 31, 1999 in respect of the Capital Securities (and related Subordinated Debt Securities) amounted to approximately $2,108,000. On or after February 1, 2007, PXRE has the right to redeem the Subordinated Debt Securities, in whole at any time or in part from time to time, subject to certain conditions, at call prices of 104.180% at February 1, 2007, declining to 100.418% at February 1, 2016, and 100% thereafter. PXRE has the right, at any time, subject to certain conditions, to defer payments of interest on the Subordinated Debt Securities for Extension Periods (as defined in the applicable indenture), each not exceeding 10 consecutive semi-annual periods; provided that no Extension Period may extend beyond the maturity date of the Subordinated Debt Securities. As a consequence of PXRE's extension of the interest payment period on the Subordinated Debt Securities, distributions on the Capital Securities would be deferred (though such distributions would continue to accrue interest at a rate of 8.85% per annum compounded semi-annually).

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

        The primary sources of liquidity for PXRE's principal operating subsidiaries are net cash flow from operating activities (including interest income from investments), the maturity or sale of investments, borrowings, capital contributions and advances from PXRE or PXRE Reinsurance and in the case of PXRE Reinsurance, dividends from Transnational Insurance. Funds are applied primarily to the payment of claims, operating expenses and, income taxes and to the purchase of investments. Premiums are typically received in advance of related claim payments.

        Net cash flow used by operations was $2,598,000 during the first quarter of 1999 compared with net cash flow provided by operations of $3,908,000 during the corresponding period of 1998, due to the effects of timing of collection of receivables and reinsurance recoverables and payments of losses.

        PXRE's management has established general procedures and guidelines for its

PXRE                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CORPORATION                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


investment portfolio and oversees investment management carried out by Phoenix Investment Partners, Limited, a public majority-owned subsidiary of Phoenix Home Life Mutual Insurance Company, and by selected other investment managers. PXRE's invested assets consist primarily of fixed maturities and short-term investments, but also include equities and investments in limited partnerships, REITS, emerging market debt and other high yield bonds. PXRE's investments are subject to market-wide risks and fluctuations, as well as to risk inherent in particular securities. As at March 31, 1999, 82.0% of PXRE's investment portfolio, at fair value, consisted of fixed maturities and short-term investments, while the balance was in equity securities including various mutual funds and other invested assets primarily in the form of limited partnerships. PXRE's investment policies stress conservation of principal, diversification of risk and liquidity and are approved by its Board of Directors.

        Of PXRE's fixed maturities portfolio at March 31, 1999, 82.1% of the fair value was in obligations rated "A2" or "A" or better by Moody's or S&P, respectively. Mortgage and asset-backed securities accounted for 17.6% of fixed maturities based on fair value at March 31, 1999. PXRE had no investments in real estate or commercial mortgage loans; however, PXRE has invested in common and preferred shares of publicly traded REITS. The average market yield to maturity of PXRE's fixed maturities portfolio was 6.4% at both March 31, 1999 and 1998.

        Fixed maturity and equity investments are reported at fair value, with the net unrealized gain or loss, net of tax, reported as a separate component of stockholders' equity. PXRE recorded directly to stockholders' equity a $3,436,000 after-tax unrealized loss in the value of its investment portfolio ($0.29 book value per share) at March 31, primarily due to the realization of certain gains (which at December 31, 1998 were unrealized).

        Short-term investments are carried at amortized cost, which approximates fair value. PXRE's short-term investments, principally high-grade commercial paper, U.S. Treasury bills and investment in a limited partnership which invests primarily in U.S. Treasury bills, were $75,391,000 at March 31, 1999 compared to $58,862,000 at December 31, 1998. Other invested assets amounting to $59,400,000 at March 31, 1999, which were comprised of limited partnerships, were accounted for under the equity method. The amount of equity income included in short-term investments and other invested assets for the quarter ended March 31, 1999 amounted to $2,126,000.

        Dividends incurred in the first quarter of 1999 were approximately $3,163,000 compared to $3,450,000 in the corresponding period of 1998, as a result of the increase in the per share quarterly dividend from $0.25 to $0.26 commencing in the fourth quarter of 1998 more than offset by the decline in outstanding shares resulting from stock repurchases. The expected annual dividend based on shares outstanding at March 31, 1999 is approximately $12,301,000.

        Book value per common share was $26.35 at March 31, 1999.

PXRE                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CORPORATION                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


        During the first quarter of 1999, PXRE acquired 688,776 shares of common stock under its currently authorized stock repurchase program and, subsequent to March 31, 1999, and through to May 10, 1999 PXRE has purchased an additional 119,900 shares of common stock. PXRE continues to have authorization to repurchase approximately 500,000 shares. PXRE had approximately 11,828,000 common shares outstanding as of March 31, 1999.

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

        In connection with the capitalization of PXRE Lloyd's Syndicate, PXRE has placed on deposit $46,287,000 par value of U.S. government securities and municipal bonds as collateral for Lloyd's. In addition, PXRE issued a letter of credit for the benefit of Lloyd's in the amount of $15,355,000, which is collateralized by municipal bonds for approximately $17,835,000. In addition, PXRE has provided a 'L'5,000,000 ($8,050,000 at March 31, 1999 exchange rates) line of credit to PXRE Managing Agency for liquidity purposes. There has been no drawdown of these amounts through March 31, 1999.

        In September 1997, PXRE and Phoenix Home Life completed the formation of a joint venture, Cat Bond Investors L.L.C., with initial committed capital of $20 million. The joint venture specializes in investing in instruments, the returns on which are determined, in whole or in part, by the nature, magnitude and/or effects of certain catastrophic events or meteorological conditions.

        All amounts classified as reinsurance recoverable at March 31, 1999 are considered by management of PXRE to be collectible in all material respects.

MARKET RISK

        PXRE reviewed the change in its exposure to market risks since December 31, 1998. The components of PXRE's holdings in derivatives and other financial instruments have not materially changed. PXRE's risk management strategy and objectives have not materially changed. PXRE believes that the potential for loss in each market risk sector described at year-end has not materially changed.

PXRE                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CORPORATION                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


INCOME TAXES

        PXRE recognized a tax benefit of $2,368,000 in the first quarter of 1999 compared to tax expense of $4,650,000 in the corresponding period of 1998. The tax benefit reported by PXRE in 1999 is attributable primarily to a net loss, tax-exempt income and amortization of negative goodwill. The effective tax rate for the first quarter of 1998 was 31.8% which differed from the statutory rate principally due to tax exempt income, negative goodwill and state and local taxes.

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

        Two older legacy systems were identified as not being year 2000 compliant. One was a vendor provided general ledger system, which was replaced with a new, Year 2000 certified general ledger system in December 1998. This system has been converted, implemented, tested and is working properly effective with year-end 1998. Another system, which was internally developed, was upgraded and rewritten by December 31, 1998.

        PXRE has replaced or upgraded, as part of its normal upgrade of hardware and software, most of its mission critical servers, personal computers and related desktop or network software to Year 2000 compliant versions. The cost of replacing or upgrading any remaining non-compliant equipment is not expected to be material. PXRE budgeted and expended $300,000 in 1998 for the upgrade and replacement of software systems and hardware for this purpose. Management of PXRE anticipates spending an additional $100,000 in 1999 to obtain backup equipment that will increase its Y2K security.

        PXRE has been in contact with its other material business partners to determine their state of readiness with regard to the Year 2000 issue and the potential impact on PXRE. PXRE has identified the following categories of business partners as material to PXRE's ability to conduct its operations: banks and investment advisors, reinsurance intermediaries, major reinsurance clients, reinsurance providers, telecommunications providers and utilities.

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

        PXRE has made the decision to evaluate the potential Year 2000 exposures emanating from its reinsurance business by conducting an analysis of each individual customer's risk exposures. Where appropriate, PXRE requires that an exclusion be added to the reinsurance contract or letter of intent be received. PXRE began adding exclusions to reinsurance contracts in early 1998. Additionally, it is PXRE's position, in common with others in the industry that Year 2000 exposures in and or themselves are not fortuitous losses and thus are not covered under reinsurance contracts even without specific exclusions. For these reasons, PXRE believes that its exposures to Year 2000 claims will not be material. However, as was the case with environmental exposures, changing social and legal trends may create unintended coverage for exposures by reinterpreting reinsurance contracts and related exclusions. It is impossible to predict what, if any, exposure reinsurance companies may ultimately have for Year 2000 claims whether coverage for the issue is specifically excluded or included.

        PXRE is reviewing its disaster recovery procedures and testing its ability to redeploy its computer and staff operations to a remote hot site location in the event of failure on the part of public utilities to provide electrical power or communication links following a Year 2000 problem. Additional formal contingency plans will not be formulated until PXRE has identified specific areas where there is a substantial risk of Year 2000 problems occurring, and no such other areas have been identified as of this date.

        Readers are cautioned that forward-looking statements contained in this Year 2000 Update should be read in conjunction with the Company's disclosures under the heading: "CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS."

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

        This report contains various forward-looking statements and includes assumptions concerning PXRE's operations, future results and prospects. Statements included herein, as

PXRE                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CORPORATION                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


well as statements made by or on behalf of PXRE in press releases, written statements or other documents filed with the Securities and Exchange Commission, or in its communications and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls, which are not historical in nature are intended to be, and are hereby identified as, "forward-looking statements" for purposes of the safe harbor provided by
Section 21E of the Securities Exchange Act of 1934 as amended. These forward-looking statements are based on current expectations and are subject to risk and uncertainties. PXRE cautions investors and analysts that actual results or events could differ materially from those set forth or implied by the forward-looking statements and related assumptions, depending on the outcome of certain important factors including, but not limited to, the following: (i) the frequency and severity of catastrophic events; (ii) changes in the level of competition in the reinsurance or primary insurance markets that impact the volume or profitability of the property-casualty reinsurance business (these changes include, but are not limited to, the intensity of price competition, the entry of new competitors, existing competitors exiting the market and the development of new products by new and existing competitors); (iii) changes in the demand for reinsurance, including changes in the amount of ceding companies' retentions and changes in the demand for excess and surplus lines insurance coverages; (iv) the ability of PXRE to execute its diversification initiatives in markets in which PXRE has not had a significant presence; (v) adverse development on loss reserves related to business written in prior years; (vi) lower than estimated retrocessional recoveries on unpaid losses, including the effects of losses due to a decline in the creditworthiness of PXRE's retrocessionaires; (vii) increases in interest rates, which cause a reduction in the market value of PXRE's interest rate sensitive investments, including its fixed income investment portfolio; (viii) decreases in interest rates causing a reduction of income earned on new cash flow from operations and the reinvestment of the proceeds from sales, calls or maturities of existing investments; (ix) market fluctuations in equity securities and securities underlying limited partnership investments; (x) changes in the composition of PXRE's investment portfolio; and (xi) changes in management's evaluation of the impact of the Year 2000 problem on its operations.

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





                                            PXRE CORPORATION



May 14, 1999                                By:/s/ Sanford M. Kimmel
                                               _____________________
                                            Sanford M. Kimmel
                                            Senior Vice President, Treasurer
                                            and Chief Financial Officer




                          STATEMENT OF DIFFERENCES
                          ------------------------

The service mark symbol shall be expressed as............................ 'sm'
The British pound sterling sign shall be expressed as.................... 'L'