Form 10-Q
period 1999-06-30
PXRE CORP
filed 1999-08-12
CIK 799721

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                    FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _______________ TO ____________


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

                                 (732) 906-8100
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  [X]    No
                                              -----      -----

        As of August 9, 1999, 11,742,581 shares of common stock, $.01 par value per share, of the Registrant were outstanding.


--------------------------------------------------------------------------------

                                PXRE CORPORATION

                                      INDEX


PART I.  FINANCIAL INFORMATION

     Consolidated Balance Sheets at June 30, 1999
        and December 31, 1998                                                  3

     Consolidated Statements of Income for the three and six months
        ended June 30, 1999 and 1998                                           4

     Consolidated Statements of Stockholders' Equity for the three and six
        months ended June 30, 1999 and 1998                                    5

     Consolidated Statements of Cash Flow for the three and six months
        ended June 30, 1999 and 1998                                           6

     Notes to Consolidated Interim Financial Statements                        7

     Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                             11

PART II.  OTHER INFORMATION                                                   31

PXRE               Consolidated Balance Sheets
Corporation        (Unaudited)

--------------------------------------------------------------------------------

                                                                                            June 30,        December 31,
                                                                                              1999              1998
                                                                                              ----              ----
Assets             Investments:

                     Fixed maturities, available-for-sale, at fair value (amortized
                       cost $337,153,000 and $308,658,000, respectively)                  $ 329,382,668    $ 309,477,075
                     Equity securities, at fair value (cost $29,871,000 and $41,146,000)     27,988,306       40,974,283
                     Short-term investments                                                  46,517,364       58,861,983
                     Other invested assets, at equity (cost $69,627,903 and $66,588,000)     73,753,483       65,163,581
                                                                                         --------------    -------------
                         Total investments                                                  477,641,821      474,476,922
                   Cash                                                                       4,753,130       16,117,473
                   Accrued investment income                                                  4,925,829        5,330,419
                   Receivables:
                     Unreported premiums                                                     24,156,125       18,440,954
                     Balances due from intermediaries and brokers                            17,381,942       14,631,140
                     Other receivables                                                       25,739,891       21,293,256
                   Reinsurance recoverable                                                   37,674,169       41,260,657
                   Ceded unearned premiums                                                   16,247,426        8,231,130
                   Deferred acquisition costs                                                 8,071,725        4,122,603
                   Income tax recoverable                                                    11,977,468       19,569,364
                   Other assets                                                              10,492,313        9,217,218
                                                                                         --------------    -------------
                         Total assets                                                     $ 639,061,839    $ 632,691,136
                                                                                         ==============    =============

Liabilities        Losses and loss expenses                                               $ 101,640,369    $ 102,592,394
                   Unearned premiums                                                         43,633,503       20,541,326
                   Debt payable                                                              50,000,000       50,000,000
                   Other liabilities                                                         35,266,255       25,664,972
                                                                                         --------------    -------------
                         Total liabilities                                                  230,540,127      198,798,692
                                                                                         --------------    -------------

                   Minority interest in consolidated subsidiary:
                       Company-obligated mandatorily redeemable capital trust
                       pass-through securities of subsidiary trust holding solely a
                       company-guaranteed related subordinated debt                          99,518,977       99,516,938

Stockholders'      Serial preferred stock, $.01 par value -- 500,000 shares authorized;
Equity               0 shares issued and outstanding                                                  0                0
                   Common stock, $.01 par value -- 40,000,000 shares authorized;
                     15,162,818 and 14,938,262 shares issued, respectively                      151,628          149,382
                   Additional paid-in capital                                               263,494,315      259,147,554
                   Accumulated other comprehensive income:

                     Net unrealized (depreciation) appreciation on investments, net of
                       deferred income tax (benefit) expense of $(3,364,000) and $3,400      (6,498,086)           6,253
                   Retained earnings                                                        135,908,176      139,842,939
                   Treasury stock at cost (3,425,946 and 2,614,498 shares)                  (77,662,302)     (61,420,025)
                   Restricted stock at cost (362,890 and 167,832 shares)                     (6,390,996)      (3,350,597)
                                                                                         --------------    -------------
                         Total stockholders' equity                                         309,002,735      334,375,506
                                                                                         --------------    -------------
                         Total liabilities and stockholders' equity                       $ 639,061,839    $ 632,691,136
                                                                                         ==============    =============


                The accompanying notes are an integral part of these statements.

PXRE             Consolidated Statements of Income
Corporation      (Unaudited)
--------------------------------------------------------------------------------

                                                                        Three Months Ended             Six Months Ended
                                                                             June 30,                      June 30,
                                                                     1999            1998            1999           1998
                                                                     ----            ----            ----           ----
Revenues         Net premiums earned                              $ 28,694,483    $ 21,378,386   $ 52,525,433    $ 41,092,354
                 Net investment income                              10,922,120       4,436,722     18,122,712      11,997,781
                 Net realized investment gains (losses)              1,193,499         427,454     (1,382,512)      1,652,097
                 Management fees                                       403,699         678,947      1,300,315       1,504,628
                                                                 --------------  --------------  -------------  --------------
                                                                    41,213,801      26,921,509     70,565,948      56,246,860
                                                                 --------------  --------------  -------------  --------------

Losses and       Losses and loss expenses incurred                  17,969,860       2,951,664     36,867,922       6,522,461
Expenses         Commissions and brokerage                           6,138,823       4,288,096     12,545,751       8,280,112
                 Other operating expenses                            7,079,920       3,600,868     13,317,713       7,950,721
                 Interest expense                                      842,700         601,890      1,673,985       1,146,171
                 Minority interest in consolidated subsidiary        2,218,328       2,231,923      4,326,769       4,463,807
                                                                 --------------  --------------  -------------  --------------
                                                                    34,249,631      13,674,441     68,732,140      28,363,272
                                                                 --------------  --------------  -------------  --------------

                 Income before income taxes                          6,964,170      13,247,068      1,833,808      27,883,588
                 Income tax provision (benefit)                      1,918,000       4,058,000       (450,000)      8,708,000
                                                                 --------------  --------------  -------------  --------------
                 Net income                                        $ 5,046,170     $ 9,189,068    $ 2,283,808    $ 19,175,588
                                                                 ==============  ==============  =============  ==============

Comprehensive    Other comprehensive income (loss), net of tax:
Income           Net unrealized depreciation on investments         (3,068,383)     (2,963,187)    (6,504,339)     (2,612,165)
                                                                 --------------  --------------  -------------  --------------
                 Comprehensive income (loss)                       $ 1,977,787     $ 6,225,881   $ (4,220,531)   $ 16,563,423
                                                                 ==============  ==============  =============  ==============

Per Share        Basic:
                      Net income                                   $      0.44     $      0.67   $       0.20    $       1.40
                                                                 ==============  ==============  =============  ==============
                      Average shares outstanding                    11,439,018      13,650,563     11,694,417      13,676,914
                                                                 ==============  ==============  =============  ==============

                 Diluted:
                      Net income                                   $      0.44     $      0.67   $       0.19    $       1.39
                                                                 ==============  ==============  =============  ==============
                      Average shares outstanding                    11,584,551      13,722,006     11,809,238      13,755,041
                                                                 ==============  ==============  =============  ==============


                The accompanying notes are an integral part of these statements.

PXRE              Consolidated Statements of Stockholders' Equity
Corporation       (Unaudited)
--------------------------------------------------------------------------------

                                                                 Three Months Ended                  Six Months Ended
                                                                      June 30,                           June 30,
                                                                1999            1998             1999              1998
                                                                ----            ----             ----              ----
Common Stock:       Balance at beginning of period           $    151,314    $    148,453     $     149,382     $     148,063
                    Issuance of shares                                314             892             2,246             1,282
                                                            --------------  --------------  ----------------  ----------------
                        Balance at end of period             $    151,628    $    149,345     $     151,628     $     149,345
                                                            ==============  ==============  ================  ================

Additional          Balance at beginning of period           $262,909,165    $256,322,483     $ 259,147,554     $ 255,060,792
Paid-in Capital:    Issuance of common shares                     603,096       2,726,588         4,504,173         3,984,577
                    Other                                         (17,946)         13,120          (157,412)           16,822
                                                            --------------  --------------  ----------------  ----------------
                        Balance at end of period             $263,494,315    $259,062,191     $ 263,494,315     $ 259,062,191
                                                            ==============  ==============  ================  ================

Unrealized
Appreciation        Balance at beginning of period           $ (3,429,703)   $  3,524,028     $       6,253     $   3,173,006
(Depreciation)      Change in fair value for the period        (3,068,383)     (2,963,187)       (6,504,339)       (2,612,165)
                                                            --------------  --------------  ----------------  ----------------
on Investments:         Balance at end of period             $ (6,498,086)   $    560,841     $  (6,498,086)    $     560,841
                                                            ==============  ==============  ================  ================

Retained            Balance at beginning of period           $133,917,715    $157,286,353     $ 139,842,939     $ 150,749,451
Earnings:           Net income                                  5,046,170       9,189,068         2,283,808        19,175,588
                    Dividends paid to common stockholders      (3,055,709)     (3,419,234)       (6,218,571)       (6,868,852)
                                                            --------------  --------------  ----------------  ----------------
                        Balance at end of period             $135,908,176    $163,056,187     $ 135,908,176     $ 163,056,187
                                                            ==============  ==============  ================  ================

Treasury Stock:     Balance at beginning of period           $(75,326,133)   $(21,884,586)    $ (61,420,025)    $ (21,660,108)
                    Repurchase of common stock                 (2,289,569)     (4,119,004)      (16,195,677)       (4,312,129)
                    Other                                         (46,600)              0           (46,600)          (31,353)
                                                            --------------  --------------  ----------------  ----------------
                        Balance at end of period             $(77,662,302)   $(26,003,590)    $ (77,662,302)    $ (26,003,590)
                                                            ==============  ==============  ================  ================

Restricted Stock:   Balance at beginning of period           $ (6,579,063)   $ (1,726,709)    $  (3,350,597)    $    (782,808)
                    Issuance of restricted stock                 (474,750)     (2,646,987)       (4,224,844)       (3,838,227)
                    Amortization of restricted stock              616,217         214,225         1,137,845           430,211
                    Other                                          46,600               0            46,600            31,353
                                                            --------------  --------------  ----------------  ----------------
                        Balance at end of period             $ (6,390,996)   $ (4,159,471)    $  (6,390,996)    $  (4,159,471)
                                                            ==============  ==============  ================  ================

Total               Balance at beginning of period           $311,643,295    $393,670,022     $ 334,375,506     $ 386,688,396
Stockholders'       Issuance of common shares                     603,410       2,727,480         4,506,419         3,985,859
Equity:             Repurchase of common stock                 (2,289,569)     (4,119,004)      (16,195,677)       (4,312,129)
                    Restricted stock, net                         141,467      (2,432,762)       (3,086,999)       (3,408,016)
                    Unrealized (depreciation) appreciation on
                      investments net of deferred income tax   (3,068,383)     (2,963,187)       (6,504,339)       (2,612,165)
                    Net income                                  5,046,170       9,189,068         2,283,808        19,175,588
                    Dividends                                  (3,055,709)     (3,419,234)       (6,218,571)       (6,868,852)
                    Other                                         (17,945)         13,123          (157,411)           16,825
                                                            --------------  --------------  ----------------  ----------------
                        Balance at end of period             $309,002,735    $392,665,506     $ 309,002,735     $ 392,665,506
                                                            ==============  ==============  ================  ================


                The accompanying notes are an integral part of these statements.

PXRE               Consolidated Statements of Cash Flow
Corporation        (Unaudited)
--------------------------------------------------------------------------------

                                                                           Three Months Ended               Six Months Ended
                                                                                June 30,                        June 30,
                                                                          1999            1998           1999            1998
                                                                          ----            ----           ----            ----
Cash Flow          Net income                                          $ 5,046,170     $ 9,189,068     $ 2,283,808    $ 19,175,588
from Operating     Adjustments to reconcile net income to net cash
Activities           provided by operating activities:
                   Losses and loss expenses                             10,232,478      (3,990,538)       (952,025)    (10,779,965)
                   Unearned premiums                                        79,076      (6,010,999)     15,075,881       2,681,993
                   Deferred acquisition costs                             (743,093)        225,956      (3,949,122)       (705,348)
                   Receivables                                          20,621,140       3,832,037     (11,271,839)    (11,998,990)
                   Reinsurance balances payable                         (7,557,935)     (1,737,627)     (1,315,563)      7,127,631
                   Reinsurance recoverable                              (3,990,836)       (547,941)      3,586,488        (187,310)
                   Income tax recoverable                                2,581,378      (4,493,338)     10,476,378       1,194,540
                   Other                                               (20,007,317)      4,268,712     (10,270,735)     (1,865,069)
                                                                      -------------   -------------  --------------  --------------
                         Net cash provided by operating activities       6,261,061         735,330       3,663,271       4,643,069
                                                                      -------------   -------------  --------------  --------------



Cash Flow          Cost of fixed maturity investments                  (39,296,734)    (47,398,419)    (82,611,245)    (94,113,268)
from Investing     Fixed maturity investments matured/disposed          15,298,682      62,938,849      52,803,814     133,446,003
Activities         Payable for securities                                 (579,098)      4,219,586      10,220,990       4,219,586
                   Cost of equity securities                            (1,045,999)     (4,163,718)     (6,950,398)     (6,211,960)
                   Equity securities disposed                            1,603,831         104,838      22,299,690         184,828
                   Net change in short-term investments                 29,803,859      12,981,219      14,445,804      (2,111,703)
                   Other invested assets purchased                      (9,979,202)    (24,285,774)    (14,283,942)    (28,168,532)
                   Other invested assets disposed                          222,996               0      11,245,712               0
                                                                      -------------   -------------  --------------  --------------
                         Net cash (used) provided by investing
                           activities                                   (3,971,665)      4,396,580       7,170,425       7,244,953

                                                                      -------------   -------------  --------------  --------------



Cash Flow          Proceeds from issuance of common stock                   63,295          80,496         216,210         147,635
from Financing     Cash dividends paid to common stockholders           (3,055,710)     (3,419,234)     (6,218,572)     (6,868,852)
Activities         Repurchase of debt                                            0      (1,040,170)              0      (1,040,170)
                   Cost of treasury stock                               (2,289,569)     (4,119,004)    (16,195,677)     (4,312,129)
                                                                      -------------   -------------  --------------  --------------
                          Net cash used by financing activities         (5,281,984)     (8,497,911)    (22,198,039)    (12,073,516)
                                                                      -------------   -------------  --------------  --------------

                   Net change in cash                                   (2,992,588)     (3,366,001)    (11,364,343)       (185,492)
                   Cash, beginning of period                             7,745,718       9,458,385      16,117,473       6,277,876
                                                                      -------------   -------------  --------------  --------------
                   Cash, end of period                                 $ 4,753,130     $ 6,092,383     $ 4,753,130     $ 6,092,383
                                                                      =============   =============  ==============  ==============


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

PXRE            Notes to Consolidated Financial Statements (Unaudited)
Corporation
-------------------------------------------------------------------------------

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

PXRE            Notes to Consolidated Financial Statements (Unaudited)
Corporation
-------------------------------------------------------------------------------

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

         The statement is effective for the first quarter of 2001. PXRE is currently assessing the effect of adopting this statement. It is not expected, however, that the adoption of this statement will have a material effect on PXRE's financial position or results of operations.

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

         The effect of the translation adjustments for the U.K. operations will be recorded as a cumulative translation adjustment in a separate component of stockholders' equity, net of applicable deferred income taxes; the translation adjustment at June 30, 1999 was not material.

     Federal Income Taxes
         Deferred tax assets and liabilities reflect the expected future tax consequences of temporary differences between carrying amounts and the tax bases of PXRE's assets and liabilities.

PXRE            Notes to Consolidated Financial Statements (Unaudited)
Corporation
-------------------------------------------------------------------------------

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

        At June 30, 1999, PXRE was a party to retrocessional arrangements with a number of insurers and reinsurers. Under these arrangements, PXRE cedes some of its underwritten risks to the participants, subject to maximum aggregate liabilities per reinsurance program. PXRE receives a management fee or commission, initially based on premium volume, adjusted in some cases through contingent profit commissions related to underwriting results measured over a period of years. Future management fee income is dependent upon the amount of business ceded to the participants and the profitability of that business. Another arrangement with Select Reinsurance Ltd. ("Select Re"), a Bermuda reinsurer, formerly Investors Reinsurance Ltd., was renegotiated in 1998, and involves a five-year (commencing 1998) fee based undertaking to produce and underwrite business with Select Re. The Board of Directors of Select Re includes PXRE's Chief Executive Officer.

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

PXRE                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CORPORATION                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

COMPARISON OF SECOND QUARTER RESULTS FOR
1999 WITH 1998

                                                       Three Months Ended June 30,
                                                       ---------------------------
                                                                                Increase
                                                   1999            1998        (Decrease)
                                                   ----            ----        ----------
                                                          (000's)                   %
Gross premiums written                           $ 39,245        $ 24,624             59.4

Ceded premiums:
  Managed business participants                     5,309           3,767             40.9
  Catastrophe coverage and surplus reinsurance      5,162           5,489             (6.0)
                                                 --------        --------
     Total reinsurance premiums ceded              10,471           9,256             13.1
                                                 --------        --------

Net premiums written                             $ 28,774        $ 15,368             87.2
                                                 ========        ========

        Gross premiums written for the three months ended June 30, 1999, increased 59.4% to $39,245,000 from $24,624,000 for the corresponding period of 1998. Net premiums written for the second quarter of 1999, increased 87.2% to $28,774,000 from $15,368,000 for the corresponding period of 1998. Net premiums earned for the second quarter of 1999, increased 34.2% to $28,694,000 from $21,378,000 for the comparable period of 1998. Gross written, net written and net earned premium for the three months ended June 30, 1999 increased from prior-year levels reflecting new international, casualty and direct writing business written by PXRE's new teams of underwriters and by PXRE Lloyd's Syndicate. Underwriting results related to PXRE Lloyd's Syndicate are included in the consolidated results on a one quarter lag basis.

        Premiums ceded by PXRE to its managed business participants increased 40.9% to $5,309,000 for the three months ended June 30, 1999 compared with $3,767,000 for the corresponding period of 1998. The increase in premiums ceded to these programs was due primarily to the increase in gross premiums written.

        Management fee income from all sources for the three months ended June 30, 1999 decreased 40.5% to $404,000 from $679,000 for the corresponding period of 1998, reflecting a reduced profit commission from a higher combined ratio offset, in part, by an increase in premiums ceded to managed business participants.

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

        The loss ratio was 62.6% for the second quarter of 1999 compared with 13.8% for the comparable period of 1998 largely due to the impact of new business units (approximately $9.9 million of losses and loss expenses in the second quarter of 1999 relating to the Company's recent diversification efforts), and continued loss development related to Hurricane Georges ($3.5 million) and miscellaneous losses ($2.3 million). The loss ratio for the second quarter of 1999 reflected incurred catastrophe losses of $8,977,000 gross and $4,469,000 net for the 1999 and prior accident years. In comparison, the loss ratio for the second quarter of 1998 reflected incurred catastrophe losses of $79,000 gross and favorable development of catastrophe losses of $1,182,000 net for 1998 and prior accident years. The favorable development of the net catastrophe losses was primarily due to a recovery in respect of a 1994 aviation loss.

        Significant catastrophe losses affecting the second quarter 1999 loss ratio are as follows:

                                                            Amount of Losses
                                                            ----------------
Loss Event                                               Gross              Net
----------                                               -----              ---
                                                             (in thousands)
Hurricane Georges                                        $5,298            $3,463
One Risk Loss                                             2,735               802

        PXRE did not experience any significant catastrophic losses for the second quarter of 1998.

        The provision for losses and loss expenses and the loss ratio includes the effect of foreign exchange movements on PXRE's liability for losses and loss expenses, resulting in a foreign currency exchange gain of $72,000 for the three months ended June 30, 1999 compared to a loss of $339,000 for the corresponding period of 1998.

        During the second quarter of 1999, PXRE experienced adverse development of $4,909,000 net for prior-year loss and loss expenses primarily related to Hurricane Georges. The loss ratio for the comparable period of 1998 was favorably affected by decreases to reserves of $2,441,000 net for prior-year losses and loss expenses related to the triggering of a retrocessional recovery on a 1994 aviation loss.

        The underwriting expense ratio was 44.7% for the second quarter of 1999 compared with 33.7% for the comparable period of 1998. The increase in the underwriting expense ratio was substantially due to higher commission rates from new business and overhead associated with the newer operations. The combined ratio was 107.3% for the second quarter of 1999 compared with 47.5% for the corresponding period of 1998.

PXRE                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CORPORATION                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

        Other operating expenses increased to $7,080,000 for the three months ended June 30, 1999 from $3,601,000 in the comparable period of 1998. The increase was mainly related to salaries and benefits associated with the new underwriting teams as part of the planned diversification efforts. Included in other operating expenses were foreign currency exchange losses of $168,000 for the three months ended June 30, 1999 compared to gains of $26,000 for the corresponding period of 1998.

        During the second quarter of 1999, interest expense increased to $843,000, as compared to $602,000 in the corresponding period of 1998. Interest for the three months ended June 30, 1999 reflected the drawdown of $50 million principal balance at a rate of 6.3%. This is part of PXRE's Credit Agreement with a syndicate of lenders (as described under "Liquidity and Capital Resources"). Interest in the three months ended June 30, 1998, reflected $21.4 million of PXRE's 9.75% Senior Debt which was retired in August, 1998. In addition, in the second quarter of 1999 and 1998, PXRE incurred minority interest expense amounting to $2,218,000 and $2,231,000 respectively related to the $100 million of 8.85% Capital Trust Pass-through Securities 'sm' (TRUPS 'sm') (as described below under "Liquidity and Capital Resources").

        Net investment income for the three months ended June 30, 1999 increased 146.2% to $10,922,000 from $4,437,000 for the comparable period of 1998. The increase in net investment income was caused primarily by strong limited partnership investment returns amounting to $5.4 million (which are carried on the equity method) offset in part by a decrease in investment income on fixed income securities due to a reduction in average assets invested in such assets during the period. PXRE's pre-tax annualized investment yield was 9.6% for the second quarter of 1999 compared with 3.7% for the corresponding period in 1998, both calculated using amortized cost and investment income before investment expenses. Net realized investment gains for the second quarter of 1999 were $1,193,000 compared to gains of $427,000 for the corresponding period of 1998.

        The net effects of foreign currency exchange fluctuations were losses of $96,000 in the second quarter of 1999 and losses of $313,000 for the comparable quarter of 1998. See "Liquidity and Capital Resources."

        For the reasons discussed above, net income was $5,046,000 for the three months ended June 30, 1999 compared to $9,189,000 for the comparable period of 1998. Diluted income per common share was $0.44 for the second quarter of 1999 compared to $0.67 for the prior comparable period based on diluted average shares outstanding of approximately 11,585,000 in 1999 and 13,722,000 in the corresponding period of 1998.The decrease in shares outstanding is due to a share repurchase program.

PXRE                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CORPORATION                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


COMPARISON OF YEAR-TO-DATE RESULTS FOR
1999 WITH 1998

                                                        Six Months Ended June 30, 1999
                                                        ------------------------------
                                                                             Increase
                                                        1999       1998     (Decrease)
                                                        ----       ----     ---------
                                                            (000's)             %
    Gross premiums written                           $101,452    $65,262       55.5

    Ceded premiums:
      Managed business participants                   12,684       9,907       28.0
      Catastrophe coverage and surplus
        reinsurance                                   21,167      11,630       82.0
                                                      ------     -------
         Total reinsurance premiums ceded             33,851      21,537       57.2
                                                      ------     -------

    Net premiums written                             $67,601     $43,725       54.6
                                                     =======     =======

        Gross premiums written for the first six months of 1999 increased 55.5% to $101,452,000 from $65,262,000 for the comparable period of 1998. Net premiums written for the six months ended June 30, 1999 increased 54.6% to $67,601,000 from $43,725,000 for the corresponding period of 1998. Net premiums earned for the first six months of 1999 increased 27.8% to $52,525,000 from $41,092,000 in the corresponding period of 1998. Gross written, net written and net earned premium for the six months ended June 30,1999 increased from prior-year levels reflecting new international, casualty and direct writing business written by PXRE's new teams of underwriters and by PXRE Lloyd's Syndicate. PXRE's decision to buy additional retrocessional coverage reduced the level of increase in net written and net earned premium. Underwriting results related to PXRE Lloyd's Syndicate are included in the consolidated results on a one-quarter lag basis.

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

        Premiums ceded by PXRE to its managed business participants increased 28.0% to $12,684,000 for the first six months of 1999 compared with $9,907,000 for the corresponding period of 1998. The increase in premiums ceded to these programs was due primarily to increased amounts of premiums written by PXRE.

        Management fee income from all sources for the six months ended June 30, 1999 decreased

PXRE                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CORPORATION                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


13.6% to $1,300,000 from $1,505,000 for the corresponding period of 1998 reflecting a decrease in profit commission from a higher combined ratio offset, in part, by an increase of premiums ceded to managed business participants.

        The loss ratio was 70.2% for the six months ended June 30, 1999 compared with 15.9% for the corresponding period of 1998 largely due to the impact of new business units (approximately $16.3 million) and continued loss development related to Hurricanes Georges ($9.3 million) and Mitch ($1.3 million) and other 1998 events ($3.3 million). The loss ratio for the first half of 1999 reflected incurred catastrophe losses of $23,786,000 gross and $13,428,000 net for the 1999 and prior accident years. The loss ratio for the first six months of 1998 reflected a reversal of previously recorded catastrophe losses of $81,000 gross and $1,247,000 net for 1998 and prior accident years. The reversal of the net catastrophe losses was primarily due to the retrocessional recovery on the 1994 aviation loss.

Significant catastrophe losses affecting the six months ended June 30, 1999 loss ratio are as follows:

                                                            Amount of Losses
                                                            ----------------
Loss Event                                               Gross              Net
----------                                               -----              ---
                                                             (in thousands)
Hurricane Georges                                       $13,834            $9,319
One Risk Loss                                             4,880             2,044
Hurricane Mitch                                           2,529             1,329

        There were no significant catastrophe losses which occurred in the first half of 1998.

        The provision for losses and loss expenses and the loss ratio includes the effect of foreign exchange movements on PXRE's liability for losses and loss expenses, resulting in a foreign currency exchange gain of $531,000 for the first six months of 1999 compared to a loss of $366,000 for the corresponding period of 1998.

        During 1999, PXRE experienced adverse development of $14,105,000 net for prior-year loss and loss expenses primarily related to Hurricane Georges and Mitch. The loss ratio for the comparable period of 1998 experienced savings of $1,697,000 net for prior-year loss and loss expenses primarily related to the triggering of a recovery on the 1994 aviation loss discussed earlier offset in part by adverse development in the first quarter of 1998 due to the German, Poland and Czech floods.

        The underwriting expense ratio was 46.8% for the six months ended June 30, 1999 compared with 35.8% for the comparable quarter of 1998. The expense ratio reflects higher commissions from new business as well as an increase in salary and benefits incurred in building the diversified business. The commission and brokerage ratio was 21.4% in the first half of 1999, compared with 16.5% in the prior year period. The operating expense ratio was 25.4% in the first half of 1999, compared to 19.3% in the year earlier period. The

PXRE                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CORPORATION                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------



combined ratio was 117.0% for the first six months of 1999 compared with 51.7% for the corresponding period of 1998.

        Other operating expenses increased to $13,318,000 for the six months ended June 30, 1999 from $7,951,000 in the comparable period of 1998. The increase was primarily related to salaries and benefits associated with PXRE's new underwriting teams as part of the planned diversification efforts. Included in other operating expenses were foreign currency exchange losses of $632,000 for the first six months of 1999 compared to losses of $48,000 for the corresponding period of 1998.

        During the first six months of 1999, interest expense increased to $1,674,000 as compared to $1,146,000 in the corresponding period in 1998 . The increase in interest expenses relates to a drawdown of $50 million principal balance at a rate of 6.3%. This is part of PXRE's Credit Agreement with a syndicate of lenders (as described under "Liquidity and Capital Resources"). Interest in the first six months of 1998 reflected $21.4 million of PXRE's 9.75% Senior Debt which was retired in August, 1998. In addition in the first six months of 1999, PXRE incurred minority interest expense amounting to $4,327,000 related to the $100 million of 8.85% Capital Trust Pass-through Securities 'sm' (TRUPS 'sm') (as described below under "Liquidity and Capital Resources") compared to $4,464,000 in the similar period of 1998.

        Net investment income for the six months ended June 30, 1999 increased 51.1% to $18,123,000 from $11,998,000 for the same period of 1998. The increase in net investment income was caused primarily by strong limited partnership investment returns amounting to $7.9 million (which are carried on the equity method) offset in part by a decrease in investment income on fixed income securities due to a reduction in average assets invested in such assets during the period. PXRE's pre-tax annualized investment yield was 8.2% for the six months ended June 30, 1999 compared with 5.0% for the corresponding period in 1998, both calculated using amortized cost and investment income before investment expenses. Net realized investment losses for the first six months of 1999 were $1,383,000 compared to gains of $1,652,000 for the corresponding period of 1998 reflecting losses from trading of weather contracts in the first quarter of 1999 offset, in part, by net gains from sale of securities.

        The net effects of foreign currency exchange fluctuations were losses of $101,000 in the six months ended June 30, 1999, as compared to losses of $414,000 for the comparable period of 1998.

        For the reasons discussed above, net income was $2,284,000 for the six months ended June 30, 1999 compared to net income of $19,176,000 for the corresponding period of 1998. Diluted net income per common share was $0.19 for the six months ended June 30, 1999 compared to $1.39 for the corresponding period of 1998 based on diluted average shares outstanding of approximately 11,809,000 in the first six months of 1999 and 13,755,000 in the comparable period of 1998. The decrease in shares outstanding is due to a share repurchase program.

PXRE                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CORPORATION                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


LIQUIDITY AND CAPITAL RESOURCES

        PXRE relies primarily on cash dividends and net tax allocation payments from its subsidiaries PXRE Reinsurance and Transnational Insurance to pay its operating expenses and income taxes, to meet its debt service obligations and to pay dividends to PXRE stockholders. The payment of dividends by PXRE Reinsurance to PXRE and by Transnational Insurance to PXRE Reinsurance is subject to limits imposed under the insurance laws and regulations of Connecticut, the state of incorporation and domicile of PXRE Reinsurance and Transnational Insurance, as well as certain restrictions arising in connection with PXRE indebtedness discussed below. Under the Connecticut insurance law, the maximum amount of dividends or other distributions that PXRE Reinsurance may declare or pay to PXRE, and that Transnational Insurance may declare or pay to PXRE Reinsurance, within any twelve-month period, without regulatory approval, is limited to the lesser of (a) earned surplus or (b) the greater of 10% of policyholders' surplus at December 31 of the preceding year or 100% of net income for the twelve-month period ending December 31 of the preceding year, all determined in accordance with SAP. Accordingly, the Connecticut insurance laws could limit the amount of dividends available for distribution by PXRE Reinsurance or Transnational Insurance without prior regulatory approval, depending upon a variety of factors outside the control of PXRE, including the frequency and severity of catastrophe and other loss events and changes in the reinsurance market, in the insurance regulatory environment and in general economic conditions. The maximum amount of dividends or distributions that PXRE Reinsurance may declare and pay during 1999, without regulatory approval, is $44,722,900. The maximum amount of dividends or distributions that Transnational Insurance may declare and pay to PXRE Reinsurance during 1999, without regulatory approval, is $2,901,000. During the first half of 1999, $16,500,000 was paid by PXRE Reinsurance to PXRE and authorization was obtained from the Connecticut Insurance Department to pay a dividend of $10,000,000 by Transnational Insurance to PXRE Reinsurance which was paid in the first quarter of 1999.

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

PXRE                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CORPORATION                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


        In December 1998 PXRE entered into a Credit Agreement dated as of December 30, 1998 (the "Credit Agreement") with First Union National Bank ("First Union") as Agent and as a Lender, pursuant to which First Union agreed to make available to PXRE a $75,000,000 revolving credit facility. On May 18, 1999, pursuant to various Joinder Agreements and Assignment and Acceptance Agreements, First Union syndicated the revolving credit facility, joining Fleet National Bank, Credit Lyonnais New York Branch and The First National Bank of Chicago as additional lenders (collectively with First Union, the "Lenders") As at June 30, 1999, PXRE had outstanding borrowings under the Credit Agreement of $50,000,000, the net proceeds of which were contributed to the capital of PXRE Reinsurance.

        The terms of the Credit Agreement have been amended twice pursuant to a First Amendment and Waiver to Credit Agreement, dated May 18, 1999, and a second Amendment and Waiver to Credit Agreement, dated June 25, 1999. The First Amendment increased the applicable margin percentage for LIBOR loans under the Credit Agreement by 1/8% and changed the governing law from North Carolina to New York law. The Second Amendment modified various convenants related to the investments that PXRE and its subsidiaries are permitted to make under the Credit Agreement.

        As amended, loans under the Credit Agreement bear interest at an annual rate equal to First Union's base rate, as in effect from time to time, for base rate loans or at a margin (1.00% as of June 30, 1999) over First Union's Eurodollar rate for periods of 30, 60, 90 or 180 days for LIBOR loans. In connection with the Credit Agreement, PXRE and First Union entered into an interest rate swap which, effective December 31,1998, has the intended effect of converting the initial $50,000,000 borrowings by PXRE into a fixed rate borrowing at an annual interest of 6.34%. Commitments under the Credit Agreement terminate on March 31, 2005 and are subject to annual reductions of 13 1/3% commencing March 31, 2000 and 33 1/3% on March 31, 2005, and, unless due or paid sooner, the aggregate principal of the loans are due and payable in full on March 31, 2005.

        The Credit Agreement contains covenants which, among other things, limit the ability of PXRE and its subsidiaries (including PXRE Reinsurance, Transnational Insurance and PXRE Limited): (a) to incur additional Indebtedness (other than certain permitted Indebtedness); (b) to create Liens upon their properties or assets (other than Permitted Liens); (c) to sell, transfer or otherwise dispose of their assets, business or properties (other than certain permitted dispositions); (d) to make additional Investments (other than certain permitted Investments, including Permitted Acquisitions and other Investments in compliance with, among other things, applicable law and the limitations set forth in the investment policy of PXRE Reinsurance in effect on December 30, 1998 and not exceeding specified limits); (e) to pay dividends or repurchase stock if after giving effect thereto a Default or Event of Default exists or the Fixed Charge Coverage Ratio would be less than 1.5 to 1.0 as defined in the Credit Agreement; (f) to enter into certain transactions with Affiliates; (g) to engage in any business other than (1) the businesses engaged in on December 30, 1998 and businesses and activities reasonably related

PXRE                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CORPORATION                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

thereto or (2) in the case of any Insurance Subsidiary, the sale of any property and casualty insurance or reinsurance products; (h) to enter into or remain a party to certain ceded reinsurance agreements (1) with certain reinsurers that are neither rated "A-" or better by A.M. Best Company ("A.M. Best") nor have financial strength ratings of "A-" or better by Standard & Poor's Corporation ("S&P") or Moody's Investors Services Inc. ("Moody's") unless such reinsurers are Lloyd's syndicates and Lloyd's maintains a rating of "A-" or better by A.M. Best or S&P or such reinsurers have provided appropriate collateral in respect of their obligations, or (2) which constitute Surplus Relief Agreements and which increase Combined Statutory Capital and Surplus by more than 5% as of the most recent fiscal year end; or (i) to consolidate, merge or otherwise combine (or agree to do any of the foregoing) unless, among other things, (1) PXRE is the surviving entity in such merger or consolidation, (2) such merger or consolidation constitutes a Permitted Acquisition and the conditions and requirements of the Credit Agreement are complied with and (3) immediately thereafter no Default or Event of Default exists. The Credit Agreement also requires PXRE and PXRE Reinsurance where applicable to meet Leverage Ratio, Fixed Charge Coverage Ratio, Risk-Based Capital Ratio and Combined Statutory Surplus requirements. As at June 30, 1999, there was no default under the Credit Agreement.

        The Credit Agreement enumerates various Events of Default, including but not limited to, if: (1) any Person or group becomes the "beneficial owner" of securities of PXRE representing 20% or more of the combined voting power of the then outstanding securities of PXRE ordinarily having the right to vote in the election of directors; or (2) the Board of Directors of PXRE ceases to consist of a majority of the individuals who constituted the Board as of December 30, 1998 or who subsequently become members after having been nominated, or otherwise approved in writing, by at least a majority of individuals who constituted the Board as of December 30, 1998 (or their approved replacements). A copy of the Credit Agreement is filed as Exhibit 4.8 to PXRE's 1998 10-K and is incorporated herein by reference. Copies of the Joinder Agreements, dated May 18, 1999, Assignment and Acceptance Agreements, dated May 18, 1999, the First Amendment and Waiver to Credit Agreement, dated May 18, 1999, and the Second Amendment and Waiver to Credit Agreement, dated June 25, 1999, are filed as
Exhibit 4.9 hereto and are incorporated herein by reference.

        On January 29, 1997, PXRE Capital Trust I, a Delaware statutory business trust and a wholly-owned subsidiary of PXRE ("PXRE Capital Trust") issued $100,000,000 principal amount of its 8.85% TRUPS `sm' due February 1, 2027 in an institutional private placement. Proceeds from the sale of these securities were used to purchase PXRE's 8.85% Junior Subordinated Deferrable Interest Debentures due February 1, 2027 (the "Subordinated Debt Securities"). On April 23, 1997, PXRE and PXRE Capital Trust completed the registration with the Securities and Exchange Commission of an exchange offer for these securities and the securities were exchanged for substantially similar securities (the "Capital Securities"). Distributions on the Capital Securities (and interest on the related Subordinated Debt Securities) are payable semi-annually, in arrears, on February 1 and August 1 of each year, commencing August 1, 1997. Minority interest expense, including amortization of debt

PXRE                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CORPORATION                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


offering costs, for the six months ended June 30, 1999, in respect of the Capital Securities (and related Subordinated Debt Securities) amounted to approximately $4,327,000. On or after February 1, 2007, PXRE has the right to redeem the Subordinated Debt Securities, in whole at any time or in part from time to time, subject to certain conditions, at call prices of 104.180% at February 1, 2007, declining to 100.418% at February 1, 2016, and 100% thereafter. PXRE has the right, at any time, subject to certain conditions, to defer payments of interest on the Subordinated Debt Securities for Extension Periods (as defined in the applicable indenture), each not exceeding 10 consecutive semi-annual periods; provided that no Extension Period may extend beyond the maturity date of the Subordinated Debt Securities. As a consequence of PXRE's extension of the interest payment period on the Subordinated Debt Securities, distributions on the Capital Securities would be deferred (though such distributions would continue to accrue interest at a rate of 8.85% per annum compounded semi-annually). In the event that PXRE exercises its right to extend an interest payment period, then during any Extension Period, subject to certain exceptions, (i) PXRE shall not declare or pay any dividend on, make any distributions with respect to, or redeem, purchase, acquire or make a liquidation payment with respect to, any of its capital stock or rights to acquire such capital stock or make any guarantee payments (subject to specified exceptions) with respect to the foregoing, and (ii) PXRE shall not make any payment of interest on, or principal of (or premium, if any, on), or repay, repurchase or redeem, any debt securities issued by PXRE which rank pari passu with or junior to the Subordinated Debt Securities. Upon the termination of any Extension Period and the payment of all amounts then due, PXRE may commence a new Extension Period, subject to certain requirements.

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

        Net cash flow provided by operations was $6,261,000 during the second quarter of 1999 compared with net cash flow provided by operations of $735,000 during the corresponding period of 1998, due to the effects of timing of collection of receivables and reinsurance recoverables and payments of losses.

        PXRE's management has established general procedures and guidelines for its investment portfolio and oversees investment management carried out by Phoenix Investment Partners, Limited, a public majority-owned subsidiary of Phoenix Home Life Mutual Insurance Company, and by selected other investment managers. PXRE's invested assets consist primarily of fixed maturities and short-term investments, but also include equities, investments in limited partnerships, REITS, emerging market debt and other high yield bonds. PXRE's investments are subject to market-wide risks and fluctuations, as well as to risk inherent in particular securities. As at June 30, 1999, 78.7% of PXRE's investment portfolio, at fair value, consisted of fixed maturities and short-term investments, while the balance was in equity securities including, various mutual funds and other invested assets primarily in the form of limited partnerships. PXRE's investment policies stress conservation of principal, diversification of risk and liquidity and are approved by its Board of Directors.

        Of PXRE's fixed maturities portfolio at June 30, 1999, 84.1% of the fair value was in obligations rated "A3" or "A-" or better by Moody's or S&P, respectively. Mortgage and asset-backed securities accounted for 24.5% of fixed maturities based on fair value at June 30, 1999. PXRE had no investments in real estate or commercial mortgage loans; however, PXRE has invested in common and preferred shares of publicly traded REITS. The average market yield to maturity of PXRE's fixed maturities portfolio at June 30, 1999 and 1998 was 6.6% in each period.

        Fixed maturity and equity investments are reported at fair value, with the net unrealized gain or loss, net of tax, reported as a separate component of stockholders' equity. At June 30, 1999, PXRE had a $6,498,000 after-tax unrealized loss in the value of its investment portfolio in stockholders' equity ($0.55 book value per share), primarily due to its emerging market investments and changes in interest rates.

        Short-term investments are carried at amortized cost, which approximates fair value. PXRE's short-term investments, principally high-grade commercial paper, U.S. Treasury bills and investment in a limited partnership which invests primarily in U.S. Treasury bills, were $46,517,000 at June 30, 1999 compared to $58,862,000 at December 31, 1998. Other invested assets amounting to $73,753,000 at June 30, 1999, which were comprised of limited partnerships, were accounted for under the equity method. The amount of equity income included in short-

PXRE                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CORPORATION                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


term investments and other invested assets as of June 30, 1999 amounted to $7,634,000.

        Dividends incurred in the six months ended June 30, 1999 were approximately $6,219,000 compared to $6,869,000 in the corresponding period of 1998, as a result of the increase in the per share quarterly dividend from $0.25 to $0.26 commencing in the fourth quarter of 1998, more than offset by the decline in outstanding shares resulting from stock repurchases. On July 7, 1999, PXRE announced a proposed reorganization of the Company as a result of which a new Bermuda-based holding company, PXRE Group Ltd. would become the parent holding company of the Company. In anticipation of the reorganization, PXRE announced that it will pay a quarterly dividend of $0.06 per share beginning in the third quarter of 1999. The expected annual dividend based on shares outstanding at June 30, 1999 is approximately $2,816,850.

        In connection with the reorganization, PXRE will record a one-time income tax charge of approximately $1.8 million in the third quarter of 1999 related to the cancellation of shares of PXRE Corporation held by its subsidiary.

        Book value per common share was $26.33 at June 30, 1999.

        During the first six months of 1999, PXRE acquired 799,700 shares of common stock under its currently authorized stock repurchase program. Subsequent to April, 1999 the company has not purchased any additional shares of common stock. PXRE continues to have authorization to repurchase approximately 500,300 shares but has suspended this program pending the reorganization. PXRE had approximately 11,736,900 common shares outstanding as of June 30, 1999.

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

        In connection with the capitalization of PXRE Lloyd's Syndicate, PXRE has placed on deposit $46,287,000 par value of U.S. government securities and municipal bonds as collateral for Lloyd's. In addition, PXRE issued a letter of credit for the benefit of Lloyd's in the amount of $15,355,000, which is collateralized by municipal bonds for approximately $17,835,000. In addition, PXRE has provided a 'L'5,000,000 ($7,889,000 at June 30, 1999 exchange rates) line of credit to PXRE Managing Agency for liquidity purposes. There has been no drawdown of these amounts through June 30, 1999. Additionally, PXRE has made loans to PXRE Managing Agency, PXRE Ltd. and PXRE Lloyd's Syndicate in the amount of

PXRE                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CORPORATION                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

$7,182,000 to provide liquidity for those operations.

        In September 1997, PXRE and Phoenix Home Life completed the formation of a joint venture, Cat Bond Investors L.L.C., with initial committed capital of $20 million. The joint venture specializes in investing in instruments, the returns on which are determined, in whole or in part, by the nature, magnitude and/or effects of certain catastrophic events or meteorological conditions.

        All amounts classified as reinsurance recoverable at June 30, 1999 are considered by management of PXRE to be collectible in all material respects.

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

INCOME TAXES

        PXRE recognized a tax provision of $1,918,000 for the three-month period ending June 30, 1999 compared to tax expense of $4,058,000 in the corresponding period of 1998. For the six-month period ended June 30, 1999, the company recognized a tax benefit of $450,000 compared to a tax expense of $8,708,000 for the comparable period in 1998. The tax benefit reported by PXRE in 1999 is attributable primarily to the amount of net income, tax-exempt income and amortization of negative goodwill.

PXRE                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CORPORATION                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


YEAR 2000 UPDATE

        PXRE's Year 2000 Project is proceeding on schedule. The Project is addressing the potential vulnerability that the Company may have to computer chips and programs inside or outside the Company that may fail to properly process dates associated with the coming millennial year change. PXRE believes that the impact of Year 2000 issues on its internal computer systems will not be material.

        All of the company's internal computer servers operate in Oracle database and Sun Microsystems' computing environments that have been certified as Year 2000 compliant. The critical application software packages running on these database servers were all developed in-house with the exception of the Company's general ledger/accounts payable system. This latter system was identified as not being Year 2000 compliant and was replaced with a new compliant system in December 1998 to attain various business objectives, including Year 2000 compliance.

        All personal computers and related desktop and network equipment and software have been inventoried and their Year 2000 compliance status reviewed. Remediation of these non-compliant smaller devices was begun in January 1999 and by June 30, 1999, was 95% complete. The task of replacing and upgrading the remaining non-compliant equipment is not expected to be difficult, nor is the cost expected to be material. PXRE budgeted $100,000 for 1999 for Year 2000 compliance expenditures.

        PXRE has been in contact with its other material business partners to determine their state of readiness with regard to the Year 2000 issue and the potential impact on PXRE. PXRE has identified the following categories of business partners as material to PXRE's ability to conduct its operations: banks and investment advisors, reinsurance intermediaries, major reinsurance clients, reinsurance providers, telecommunications providers, utilities and office space providers.

        In connection with reinsurance intermediaries and reinsurance clients, PXRE has the ability to verify their calculations of reinsurance transactions so that material errors brought on by a failure of their systems are capable of being detected.

        Where PXRE has determined that the relationship with a business partner is material to its ability to conduct normal operations, PXRE has sent letters to that partner requesting a statement of its Year 2000 initiative. Where deemed necessary, PXRE is following up with the business partner to obtain additional information. Based on these assurances and PXRE's internal reviews of the information provided, PXRE has not currently identified a material business partner that will not be compliant. However, there can be no assurance that all business partners will supply accurate or up-to-date information regarding their preparedness for the Year 2000, and, in general, there can be no assurance that all material business partners will be compliant. Such non-compliance could have a material effect on PXRE's financial position and results of operations.

PXRE                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CORPORATION                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------



        PXRE has made the decision to evaluate the potential Year 2000 exposures emanating from its reinsurance business by conducting an analysis of each individual customer's risk exposures. Where appropriate, PXRE requires that an exclusion be added to the reinsurance contract or letter of intent be received. PXRE began adding exclusions to reinsurance contracts in early 1998. Additionally, it is PXRE's position, in common with others in the industry that Year 2000 exposures in and of themselves are not fortuitous losses and thus are not covered under reinsurance contracts even without specific exclusions. For these reasons, PXRE believes that its exposures to Year 2000 claims will not be material. However, as was the case with environmental exposures, changing social and legal trends may create unintended coverage for exposures by causing courts to reinterpret reinsurance contracts and related exclusions. It is impossible to predict what, if any, exposure reinsurance companies may ultimately have for Year 2000 claims whether coverage for the issue is specifically excluded or included.

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

                           PART II. OTHER INFORMATION

Item 4.        Submission of Matters to a Vote of Security Holders

        At PXRE's Annual Meeting of Stockholders held on June 3, 1999, the holders of Common Stock of PXRE approved the following (in each case, with no broker non-votes):




        (i) The election of three Class I directors to serve until the 2002 Annual Meeting of Stockholders and until their successors have been elected and have qualified:

               Nominee              Votes For             Votes Withheld
               -------              ---------             --------------
               Gerald L. Radke      9,408,508                746,272
               Franklin D. Haftl    9,408,508                746,272
               Wendy Luscombe       9,408,508                746,272

        (ii) The election of one Class III director to serve until the 2001 Annual Meeting of Stockholders and until a successor has been elected and has qualified:

               Nominee              Votes For             Votes Withheld
               -------              ---------             --------------
               F. Sedgwick Browne   9,408,508                746,272

        (iii) The election of one class II director to serve until the 2000 Annual Meeting of Stockholders and until a successor has been elected and has qualified:

               Nominee              Votes For             Votes Withheld
               -------              ---------             --------------
               Wilson Wilde         9,379,516                775,264

        (iv) The appointment of PricewaterhouseCoopers LLP as PXRE's independent Accountants for the fiscal year ending December 31, 1999, by the vote of 10,088,677 votes for, 46,626 votes against and 19,477 abstentions.

        (v) The adoption of amendments to the PXRE Corporation Restated Employee Annual Incentive Bonus Plan, by the vote of 10,052,789 votes for, 89,757 votes against and 17,232 abstentions.

        (vi) The adoption of amendments to the PXRE Corporation 1992 Officer Incentive Plan by a vote of 7,379,997 votes for, 1,568,716 votes against and 23,568 abstentions.

Item 6.        Exhibits and Reports on Form 8-K

               (a)    Exhibit 4.9:
                      First Amendment and Waiver to Credit Agreement
                      Joinder Agreements
                      Assignment and Acceptance Agreements
                      Second Amendment and Waiver to Credit Agreement (attached hereto as Exhibit 4.9)

               (b)    Exhibit 10.39
                      Employment Agreement dated April 14, 1999 between PXRE Reinsurance Company and Jeffrey H. Mayer (attached hereto as Exhibit 10.39) (m)

                (c)   Reports on Form 8-K
                      None

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



                                            PXRE CORPORATION

August 12, 1999                             By: /s/ James F. Dore
                                               ---------------------
                                            James F. Dore
                                            Executive Vice President &
                                            Chief Financial Officer

                             STATEMENT OF DIFFERENCES
                             ------------------------

The section symbol shall be expressed as................................... 'SS'
The service mark symbol shall be expressed as...............................'sm'
The British pound sterling sign shall be expressed as.......................'L'